Form 10-Q
period 1996-06-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1996-08-14
CIK 847557

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)


[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                                -----------------------------------------------

                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------  --------------------

                               --------------------------

For Quarter Ended June 30, 1996                      Commission File No. 0-18364



               American Income Partners V-A Limited Partnership
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Massachusetts                                                 04-3057303
- -------------------------------------                       ----------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

98 North Washington Street, Boston, MA                        02114
- ----------------------------------------------------         --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ----------------------------

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ----    ----


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No
                                                      ----   ----

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                                         Page
                                                                         ----
PART I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements

     Statement of Financial Position
         at June 30, 1996 and December 31, 1995                            3

     Statement of Operations
         for the three and six months ended June 30, 1996 and 1995         4

     Statement of Cash Flows
         for the six months ended June 30, 1996 and 1995                   5

     Notes to the Financial Statements                                   6-8

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                9-12

PART II. OTHER INFORMATION:

   Items 1 - 6                                                            13

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                           June 30,    December 31,
                                             1996          1995
                                          -----------  ------------
ASSETS
- ------

Cash and cash equivalents                  $1,493,452    $1,832,111

Rents receivable, net of allowance for
 doubtful accounts of $5,000                  262,770       179,945

Accounts receivable - affiliate               269,615       134,441

Equipment at cost, net of accumulated
 depreciation of $22,878,710 and
 $22,974,327 at June 30, 1996
 and December 31, 1995, respectively        6,962,982     7,833,576
                                           ----------    ----------

   Total assets                            $8,988,819    $9,980,073
                                           ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                             $ 1,845,743   $ 2,231,365
Accrued interest                               27,678        31,667
Accrued liabilities                            86,551        20,000
Accrued liabilities - affiliate                19,235         9,546
Deferred rental income                         11,543         8,363
Cash distributions payable to partners        544,998       726,664
                                          -----------   -----------
   Total liabilities                        2,535,748     3,027,605
                                          -----------   -----------
Partners' capital (deficit):
   General Partner                         (1,208,317)   (1,183,347)
   Limited Partnership Interests
   (1,380,661 Units; initial purchase
    price of $25 each)                      7,661,388     8,135,815
                                          -----------   -----------

   Total partners' capital                  6,453,071     6,952,468
                                          -----------   -----------

   Total liabilities and partners'
    capital                               $ 8,988,819   $ 9,980,073
                                          ===========   ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)



                                               Three Months                  Six Months
                                              Ended June 30,                Ended June 30,
                                          1996            1995          1996         1995
                                     --------------  --------------  -----------  -----------

Income:

   Lease revenue                         $  917,320      $1,069,419   $1,841,805   $2,097,520

   Interest income                           27,010          34,273       48,013       71,147

   Gain on sale of equipment                 71,952         130,390      190,927      347,656
                                         ----------      ----------   ----------   ----------

   Total income                           1,016,282       1,234,082    2,080,745    2,516,323
                                         ----------      ----------   ----------   ----------

Expenses:

   Depreciation                             520,837         819,380    1,050,742    1,679,455

   Interest expense                          34,526         136,441       64,340      208,762

   Equipment management fees
   - affiliate                               44,485          49,636       95,393      100,627

   Operating expenses - affiliate            72,703          27,080      279,671       70,970
                                         ----------      ----------   ----------   ----------

   Total expenses                           672,551       1,032,537    1,490,146    2,059,814
                                         ----------      ----------   ----------   ----------

Net income                               $  343,731      $  201,545   $  590,599   $  456,509
                                         ==========      ==========   ==========   ==========

Net income
  per limited partnership unit           $     0.24      $     0.14   $     0.41   $     0.31
                                         ==========      ==========   ==========   ==========
Cash distributions declared
  per limited partnership unit           $     0.38      $     0.50   $     0.75   $     1.00
                                         ==========      ==========   ==========   ==========


                  The accompanying notes are an integral part
                        of these financial statements.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                $   590,599   $   456,509

Adjustments to reconcile net income
     to net cash from operating
      activities:
       Depreciation                         1,050,742     1,679,455
       Gain on sale of equipment             (190,927)     (347,656)

Changes in assets and liabilities
     Decrease (increase) in:
        rents receivable                      (82,825)       24,501
        accounts receivable - affiliate      (135,174)      223,200
     Increase (decrease) in:
        accrued interest                       (3,989)         (979)
        accrued liabilities                    66,551         4,600
        accrued liabilities - affiliate         9,689       (26,456)
        deferred rental income                  3,180        (4,231)
                                          -----------   -----------
   Net cash from operating activities       1,307,846     2,008,943
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                     (245,280)           --
   Proceeds from equipment sales              256,059       529,978
                                          -----------   -----------
   Net cash from investing activities          10,779       529,978
                                          -----------   -----------

Cash flows used in financing activities:
   Principal payments - notes payable        (385,622)   (1,272,114)
   Distributions paid                      (1,271,662)   (1,453,328)
                                          -----------   -----------
   Net cash used in financing activities   (1,657,284)   (2,725,442)
                                          -----------   -----------
Net decrease in cash and cash
 equivalents                                 (338,659)     (186,521)

Cash and cash equivalents at beginning
 of period                                  1,832,111     2,571,287
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 1,493,452   $ 2,384,766
                                          ===========   ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    68,329   $   209,741
                                          ===========   ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP
                       Notes to the Financial Statements

                                 June 30, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $1,485,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $8,437,956 are due as follows:


For the year ending June 30,       1997   $2,748,097
                                   1998    1,735,076
                                   1999    1,176,262
                                   2000      617,449
                                   2001      617,449
                             Thereafter    1,543,623
                                          ----------

                                  Total   $8,437,956
                                          ==========


NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP
                       Notes to the Financial Statements


                                  (Continued)



                                                           Lease Term                             Equipment
      Equipment Type                                        (Months)                              at Cost
    ------------------                               ----------------------                   -------------

   Aircraft                                                   10-72                           $ 12,218,680
   Vessels                                                       57                              5,496,476
   Locomotives                                               21-120                              4,692,031
   Computers and peripherals                                   3-48                              2,385,586
   Materials handling                                          6-60                              1,754,713
   Tractors and heavy duty trucks                              1-84                              1,220,030
   Trailers/intermodal containers                              1-66                                788,329
   Construction and mining                                     6-60                                594,774
   Retail store fixtures                                      48-60                                247,961
   Communications                                             12-60                                226,017
   Research and test                                             60                                108,304
   Furniture and fixtures                                        60                                 80,376
   Photocopying                                               12-36                                 28,415
                                                                                              ------------

                                                          Total equipment cost                 29,841,692

                                                       Accumulated depreciation                (22,878,710)
                                                                                              ------------

                                     Equipment, net of accumulated depreciation               $  6,962,982
                                                                                              ============


     At June 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $24,206,682, representing approximately 81% of total equipment cost.

     The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $4,072,000 and $280,000, respectively, at June 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of $2,175,454 and $200,911, respectively, at June 30, 1996. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $134,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $16,016 per month, effective upon completion of the heavy maintenance. In addition, at June 30, 1996 the Partnership's portfolio included a proportionate interest in two Boeing 727-251 Advanced aircraft which were sold in July 1996 (See Note 7).


   NOTE 5 - RELATED PARTY TRANSACTIONS
   -----------------------------------

     All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:


                                     1996       1995
                                   ---------  ---------

Equipment management fees           $ 95,393   $100,627
Administrative charges                10,500     10,500
Reimbursable operating expenses
 due to third parties                269,171     60,470
                                    --------   --------

  Total                             $375,064   $171,597
                                    ========   ========


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1996, the Partnership was owed $269,615 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


   NOTE 6 - NOTES PAYABLE
   ----------------------

     Notes payable at June 30, 1996 consisted of installment notes of $1,845,743 payable to banks and institutional lenders. All of the installment notes are non-recourse, two notes which bear fluctuating interest rates based on the London Inter-Bank Offered Rate plus a margin (7.01% at June 30, 1996), one note with a fluctuating interest rate tied to United States Treasury Bill yields plus a margin (6.45% at June 30, 1996), and one note with an interest rate of 10%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at June 30, 1996.

     The annual maturities of the installment notes payable are as follows:

For the year ending June 30, 1997      $  773,263
                             1998         665,131
                             1999         407,349
                                       ----------

                             Total     $1,845,743
                                       ==========

   NOTE 7 - SUBSEQUENT EVENT
   -------------------------

     During July 1996, the Partnership sold its interest in two Boeing 727-251 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $846,649 and sale proceeds of $1,959,671. At June 30, 1996 the net carrying value of these aircraft to the Partnership was $1,188,592.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



   Item 2.  Management's Discussion and Analysis of Financial Condition and
   ------------------------------------------------------------------------
            Results of Operations.
            ----------------------

   Three and six months ended June 30, 1996 compared to the three and six months
   -----------------------------------------------------------------------------
   ended June 30, 1995:
   --------------------

   Overview
   --------

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

   Results of Operations
   ---------------------

     For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $917,320 and $1,841,805, respectively, compared to $1,069,419 and $2,097,520 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     For the three months ended June 30, 1996, the Partnership sold equipment having a net book value of $36,107 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $71,952 compared to a net gain of $130,390 on equipment having a net book value of $91,186 for the same period in 1995.

     For the six months ended June 30, 1996, the Partnership sold equipment having a net book value of $65,132 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $190,927 compared to a net gain of $347,656 on equipment having a net book value of $182,322 for the same period in 1995.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



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

     Depreciation expense for the three and six months ended June 30, 1996 was $520,837 and $1,050,742, respectively, compared to $819,380 and $1,679,455 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $34,526 and $64,340, or 3.8% and 3.5% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $136,441 and $208,762, or 12.8% and 10% of lease revenue for the same periods
   in 1995.   Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 4.8% and 5.2% of lease revenue during the three and six months ended June 30, 1996, respectively, compared to 4.6% and 4.8% of lease revenue during the same periods in 1995. Management fees during the six months ended June 30, 1996 include $6,065, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 7.9% and 15.2% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 2.5% and 3.4% of lease revenue for the same periods in 1995. The increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance and airframe overhaul costs incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION




   Liquidity and Capital Resources and Discussion of Cash Flows
   ------------------------------------------------------------

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,307,846 and $2,008,943 for the six months ended June 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a gradual decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also continue to decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1996, the Partnership expended $245,280 to replace certain aircraft engines to facilitate the re-lease of this aircraft to Transmeridian Airlines. There were no equipment acquisitions during the same period in 1995. During the six months ended June 30, 1996, the Partnership realized $256,059 in equipment sale proceeds compared to $529,978 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc., returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 22.4% ownership interest with a cost and net book value to the Partnership of $2,175,454 and $200,911, respectively, at June 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $134,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $16,016 per month, effective upon completion of the heavy maintenance.

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

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION



     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $1,089,996. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $1,035,496, and the General Partner was allocated 5%, or $54,500. The second quarter 1996 cash distribution was paid on July 15, 1996.

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


        The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. In July 1996, the Partnership will collect cash of $2,806,320, consisting of lease termination rents equal to $846,649 and sale proceeds equal to $1,959,671, from the sale of its interests in two Boeing 727-Advanced jet aircraft to the lessee, Northwest. The amount of cash available for distribution to the Partners in future periods will be affected by this and other remarketing activities, which, depending upon timing, the amounts realized and other considerations, such as market conditions and any cash reserves retained by the Partnership, may cause the level of future quarterly cash distributions to fluctuate. Further, equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Notwithstanding such circumstances, the General Partner anticipates that cash proceeds resulting from the Partnership's rental and remarketing activities will satisfy the Partnership's future expense obligations.

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


                     Date:  August 14, 1996
                            ---------------



                     By:  /s/  Gary M. Romano
                          -------------------
                          Gary M. Romano
                          Clerk of AFG Leasing IV Incorporated
                          (Duly Authorized Officer and
                          Principal Financial Officer)


                     Date:  August 14, 1996
                            ---------------