Form 10-Q
period 1996-09-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1996-11-12
CIK 847557

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -----------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ----------------------

                               ---------------------

For Quarter Ended September 30, 1996                 Commission File No. 0-18364


               American Income Partners V-A Limited Partnership
 -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                         04-3057303
--------------------------------------------          --------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

98 North Washington Street, Boston, MA                02114
--------------------------------------------          --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (617) 854-5800
                                                    --------------------------

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               -----      -----

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
     Yes         No
         -----      -----

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                              Page
                                                              ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

     Statement of Financial Position at September 30, 1996
       and December 31, 1995                                      3

     Statement of Operations for the three and nine months
       ended September 30, 1996 and 1995                          4

     Statement of Cash Flows for the nine months ended
       September 30, 1996 and 1995                                5

     Notes to the Financial Statements                          6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 9-13


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                    14


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
------
Cash and cash equivalents                   $ 3,091,283    $ 1,832,111
Rents receivable, net of allowance for
   doubtful accounts of $5,000                  251,280        179,945
Accounts receivable - affiliate                 220,335        134,441
Other receivable                              3,104,537             --
Equipment at cost, net of accumulated
   depreciation of $10,447,534 and
   $22,974,327 at September 30, 1996
   and December 31, 1995, respectively        2,041,689      7,833,576
                                            -----------    -----------
        Total assets                        $ 8,709,124    $ 9,980,073
                                            ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Notes payable                               $   261,911    $ 2,231,365
Accrued interest                                  2,393         31,667
Accrued liabilities                              60,142         20,000
Accrued liabilities - affiliate                  14,167          9,546
Deferred rental income                            9,456          8,363
Cash distributions payable to partners        4,810,514        726,664
                                            -----------    -----------
        Total liabilities                     5,158,583      3,027,605
                                            -----------    -----------
Partners' capital (deficit):
   General Partner                           (1,353,443)    (1,183,347)
      Limited Partnership Interests
        (1,380,661 Units; initial
         purchase price of $25 each)          4,903,984      8,135,815
                                            -----------    -----------
        Total partners' capital               3,550,541      6,952,468
                                            -----------    -----------
        Total liabilities and partners'
         capital                            $ 8,709,124    $ 9,980,073
                                            ===========    ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                                Three Months             Nine Months
                                             Ended September 30,       Ended September 30,
                                               1996        1995        1996         1995
                                           -----------  ----------  -----------  -----------
Income:
   Lease revenue                           $1,498,156  $  936,285   $3,339,961   $3,033,805

   Interest income                             47,715      30,875       95,728      102,022

   Gain on sale of equipment                  762,202      98,931      953,129      446,587
                                           ----------  ----------   ----------   ----------
          Total income                      2,308,073   1,066,091    4,388,818    3,582,414
                                           ----------  ----------   ----------   ----------
Expenses:
   Depreciation                               307,124     754,372    1,357,866    2,433,827

   Interest expense                             4,825      63,123       69,165      271,885

   Equipment management fees
      - affiliate                              73,527      43,473      168,920      144,100

   Operating expenses - affiliate              14,613      26,205      294,284       97,175
                                           ----------  ----------   ----------   ----------
          Total expenses                      400,089     887,173    1,890,235    2,946,987
                                           ----------  ----------   ----------   ----------

Net income                                 $1,907,984  $  178,918   $2,498,583   $  635,427
                                           ==========  ==========   ==========   ==========
Net income
   per limited partnership unit            $     1.31  $     0.12   $     1.72   $     0.44
                                           ==========  ==========   ==========   ==========
Cash distributions declared
   per limited partnership unit            $     3.31  $     0.50   $     4.06   $     1.50
                                           ==========  ==========   ==========   ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income                                $ 2,498,583   $   635,427
Adjustments to reconcile net income
   to net cash from operating
    activities:
       Depreciation                         1,357,866     2,433,827
       Gain on sale of equipment             (953,129)     (446,587)

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                       (71,335)      192,039
       accounts receivable - affiliate        (85,894)      119,835
   Increase (decrease) in:
       accrued interest                       (29,274)      (31,371)
       accrued liabilities                     40,142         3,350
       accrued liabilities - affiliate          4,621       (19,641)
       deferred rental income                   1,093         8,378
                                          -----------   -----------
          Net cash from operating
           activities                       2,762,673     2,895,257
                                          -----------   -----------
Cash flows from (used in) investing
 activities:
   Purchase of equipment                     (245,280)           --
   Proceeds from equipment sales            2,527,893       716,977
                                          -----------   -----------
          Net cash from investing
           activities                       2,282,613       716,977
                                          -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable      (1,969,454)   (1,828,467)
   Distributions paid                      (1,816,660)   (2,179,991)
                                          -----------   -----------
          Net cash used in financing
           activities                      (3,786,114)   (4,008,458)
                                          -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                           1,259,172      (396,224)
Cash and cash equivalents at beginning
 of period                                  1,832,111     2,571,287
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 3,091,283   $ 2,175,063
                                          ===========   ===========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    98,439   $   303,256
                                          ===========   ===========

Supplemental disclosure of non-cash investing activity:
   The Partnership entered into a sale transaction to dispose of its interests in a vessel and certain railroad equipment. This transaction closed on September 30, 1996. The Partnership received net sale proceeds of $3,104,537, a portion of which was used to repay the outstanding principal balance of notes payable associated with the vessel of $65,690. The remainder, $3,038,847, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. See Note 4 for additional discussion on this transaction.

                  The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Partnership had $2,905,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,905,021 are due as follows:

  For the year ending September 30, 1997  $  895,361
                                    1998     808,688
                                    1999     200,972
                                           ----------

                                   Total   $1,905,021
                                           ==========

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                    Lease Term      Equipment
    Equipment Type                   (Months)        at Cost
-----------------------             -----------    -----------

Aircraft                                   10-72   $  4,596,188
Vessels                                       57      3,666,680
Materials handling                          6-60      1,470,945
Tractors and heavy duty trucks              1-84      1,220,030
Computers and peripherals                   3-48        579,954
Construction and mining                     6-60        334,140
Retail store fixtures                      48-60        247,961
Communications                             12-60        226,017
Research and test                             60        108,304
Photocopying                               12-36         28,415
Furniture and fixtures                        60         10,589
                                                   ------------

                            Total equipment cost     12,489,223

                        Accumulated depreciation    (10,447,534)
                                                   ------------

      Equipment, net of accumulated depreciation   $  2,041,689
                                                   ============

  On September 30, 1996, the Partnership sold (i) a 23% ownership interest, representing its entire ownership interest, in a cargo vessel leased by KGJS/Gearbulk Holding Limited (the "Vessel"), having an original cost to the Partnership of $1,829,796 and a net book value at September 30, 1996 of $782,887 and (ii) a 50% ownership interest, representing its entire ownership interest, in 22 locomotives leased by Union Pacific Railroad Company (the "Locomotives"), having an original cost to the Partnership of $4,692,023 and a net book value at September 30, 1996 of $2,584,785. The Partnership received net sale proceeds of $3,104,537, a portion of which was used to repay the outstanding principal balance of notes payable associated with the Vessel of $65,690. The remainder, $3,038,847, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. At September 30, 1996, the net sale proceeds were reported as Other Receivable on the Statement of Financial Position. The Partnership sold its interests in the Vessel and Locomotives prior to the expiration of the related lease terms. These sales were effected in connection with a joint remarketing effort involving 15 individual equipment leasing programs sponsored by AFG, consisting of the Partnership and 14 affiliates. In October 1996, the Partnership filed Form 8-K with the Securities and Exchange Commission which provided a description of the remarketing process and the terms of sale.

  At September 30, 1996, the Partnership's equipment portfolio included equipment having a proportionate original cost of $8,747,286, representing approximately 70% of total equipment cost.

  The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $3,572,000 and $405,000, respectively, at September 30, 1996. This equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of approximately $2,421,000 and $399,000, respectively, at September 30, 1996. This aircraft was returned upon expiration of its lease term on

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       Notes to the Financial Statements

                                  (Continued)


November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $144,000, all of which was incurred or accrued during the nine months ended September 30, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease the Aircraft at a base rent to the Partnership of $16,016 per month, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996      1995
                                     --------  --------

  Equipment management fees          $168,920  $144,100
  Administrative charges               15,750    15,750
  Reimbursable operating expenses
     due to third parties             278,534    81,425
                                     --------  --------

                     Total           $463,204  $241,275
                                     ========  ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $220,335 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $261,911 payable to banks and institutional lenders. All of the installment notes are non-recourse,with two notes bearing fluctuating interest rates based on the London Inter-Bank Offered Rate plus a margin (5.43% at September 30, 1996), and one note having an interest rate of 10%. The installment notes are collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:


  For the year ending September 30, 1997  $218,794
                                    1998    43,117
                                          --------

                                   Total  $261,911
                                          ========

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months endedm September 30, 1995:
---------------------------------

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

Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,498,156 and $3,339,961 respectively, compared to $936,285 and $3,033,805 for the same periods in 1995. Lease revenue increased during the three and nine months ended September 30, 1996 due to the receipt of $846,649 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see discussion below). In future periods, the level of lease revenue will decline due to the expiration of the Partnership's primary lease term agreements and equipment sales. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $1,246,497 and $1,311,629, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $762,202 and $953,129, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $7,622,493, and $1,188,593, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $1,959,671, which resulted in a net gain, for financial statement purposes, of $771,078. This equipment was sold prior to the expiration of the related lease term. The Partnership realized lease termination rents equal to $846,649, relating to these aircraft. In addition, equipment sales included the Partnership's interest in a vessel with an original cost and net book value of $1,829,796 and $782,887, respectively which the Partnership sold to a third party in September 1996. In

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


connection with this sale, the Partnership realized net sale proceeds of $603,243 which resulted in a net loss, for financial statement purposes, of 179,644. This equipment was sold prior to the expiration of the related lease term. The Partnership also sold its interest in certain railroad equipment with an original cost and net book value of $4,692,023 and $2,584,785, respectively, to a third party. The Partnership realized net sale proceeds of $2,501,294, which resulted in a net loss, for financial statement purposes, of $83,491. This equipment was sold prior to the expiration of the related lease term. These sales were effected in connection with a joint remarketing effort involving 15 individual leasing programs sponsored by AFG, consisting of the Partnership and 14 affiliates. See Note 4 to the financial statements for additional discussion of the vessel and railroad equipment transactions.

  For the three and nine months ended September 30, 1995, the Partnership sold equipment having a net book value of $88,068 and $270,390, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $98,931 and $446,587, respectively.

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

  Depreciation expense for the three and nine months ended September 30, 1996 was $307,124 and $1,357,866 respectively, compared to $754,372 and $2,433,827 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

  Interest expense was $4,825 and $69,165, or less than 1% and 2.1% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $63,123 and $271,885, or 6.7% and 9% of lease revenue for the same
periods in 1995.   Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 4.9% and 5.1% of lease revenue during the three and nine months ended September 30, 1996, respectively, compared to 4.6% and 4.8% of lease revenue during the same periods in 1995.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Management fees during the nine months ended September 30, 1996 include $6,065, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Collectively, operating expenses represented 1% and 8.8% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 2.8% and 3.2% of lease revenue for the same periods in 1995. The overall increase in operating expenses from 1995 to 1996 was due primarily to heavy maintenance and airframe overhaul costs incurred or accrued in connection with certain of the Partnership's Boeing 727 aircraft. During the three months ended September 30, 1996, the Partnership received $78,818 from the former lessee of these aircraft representing a partial reimbursement of such costs. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines to re-lease one of the aircraft at a base rent to the Partnership of $16,016 per month, effective upon completion of the heavy maintenance. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,762,673 and $2,895,257 for the nine months ended September 30, 1996 and 1995, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $245,280 to replace certain aircraft engines to facilitate the re-lease of an aircraft, in which the Partnership has an ownership interest, to Transmeridian Airlines (see discussion below). There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $2,527,893 in equipment sale proceeds compared to $716,977 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc., returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 22.4% ownership interest with a cost and net book value to the Partnership of approximately $2,421,000 and $399,000, respectively, at September 30, 1996. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $144,000, all of which was incurred or accrued during the nine months ended September 30, 1996. The Partnership has entered into a new agreement to re-lease this aircraft (see Results of Operations).

  The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The amount of cash used to repay debt increased during the nine months ended September 30, 1996 due to the repayment of principal indebtedness of $1,378,279 related to certain railroad equipment sold on September 30, 1996. See Note 4 to the financial statements for additional discussion of this transaction. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $5,900,510. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $5,605,485, and the General Partner was allocated 5%, or $295,025. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

  The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


cause the Partnership's net cash from operating activities to diminish over time
and equipment sale proceeds will vary in amount and period of realization.   In
addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of quarterly cash distributions will occur during the life of the Partnership.

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


                  Date:  November 13, 1996
                         -----------------



                  By:  /s/  Gary M. Romano
                       -------------------
                       Gary M. Romano
                       Clerk of AFG Leasing IV Incorporated
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  November 13, 1996
                         -----------------