Form 10-K
period 1996-12-31
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1997-03-31
CIK 847557

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF   1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1996
                           ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                              ----------------   ---------------------------
Commission file number    0-18364
                          -------


               American Income Partners V-A Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


 Massachusetts                                                04-3057303
----------------------------------------------------      --------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)


 98 N. Washington St., Fifth Floor, Boston, MA              02114
----------------------------------------------------      --------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act    NONE
                                                           ----------------

        Title of each class         Name of each exchange on which registered
------------------------------      -----------------------------------------
------------------------------      -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

          1,380,661  Units Representing Limited Partnership Interest
------------------------------------------------------------------------------
                                (Title of class)

------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    XX    No
                                                   --

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.


                      DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1996 (Part I and II)

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----

                                     PART I


Item 1.    Business                                                  3

Item 2.    Properties                                                5

Item 3.    Legal Proceedings                                         5

Item 4.    Submission of Matters to a Vote of Security Holders       5


                                    PART II


Item 5.    Market for the Partnership's Securities and               6
           Related Security Holder Matters

Item 6.    Selected Financial Data                                   7

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       7

Item 8.    Financial Statements and Supplementary Data               7

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                       7


                                    PART III


Item 10.   Directors and Executive Officers of the Partnership       8

Item 11.   Executive Compensation                                    10

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                10

Item 13.   Certain Relationships and Related Transactions            11


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                       13-15

PART I

Item 1.  Business.
------------------

    (a)  General Development of Business

    AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 24, 1989 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing IV Incorporated) and $100 from the Initial Limited Partner (AFG Assignor Corporation). On September 29, 1989, the Partnership issued 1,380,661 units, representing assignments of limited partnership interests (the "Units"), to 1,815 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The Partnership has one General Partner, AFG Leasing IV Incorporated, a Massachusetts corporation formed in 1987 and an affiliate of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership, of which EFG and a wholly-owned subsidiary are the 99% limited partners and AFG Programs, Inc., which is wholly-owned by EFG, is the 1% general partner. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

    (b)  Financial Information About Industry Segments

    The Partnership is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. (Full payout leases are those in which aggregate noncancellable rents exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment.) Industry segment data is not applicable.

    (c)  Narrative Description of Business

    The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives are to acquire and lease equipment which will:

    1. Generate quarterly cash distributions;

    2. Preserve and protect invested capital; and

    3. Maintain substantial residual value for ultimate sale.

    The Partnership has the additional objective of providing certain federal income tax benefits.

    The Closing Date of the Offering of Units of the Partnership was September 29, 1989. The initial purchase of equipment and the associated lease commitments occurred on September 29, 1989. The acquisition of the equipment and its associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership is expected to terminate no later than December 31, 2000; however, the General Partner is evaluating winding-up the Partnership's operations in 1997 or 1998.

    The Partnership has no employees; however, it entered into a Management Agreement with AF/AIP Programs Limited Partnership. At the same time, AF/AIP Programs Limited Partnership entered into an identical Management Agreement with EFG (the "Manager") (collectively, the "Management Agreement"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment.

The Manager is compensated for such services as described in the Restated Agreement, as amended, Item 13 herein, and in Note 4 to the financial statements included in Item 14, herein.

    The Partnership's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Consequently, the success of the Partnership is largely dependent upon the ability of the General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.

    In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in equipment, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including limited partnerships and trusts organized and managed similarly to the Partnership and including other EFG sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the General Partner and the Manager.

    Default by a lessee under a lease may cause equipment to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such equipment. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to repay related debt.

    Generally, the Partnership is prohibited from reinvesting the proceeds generated by refinancing or selling equipment. Accordingly, it is anticipated that the Partnership will begin to liquidate its portfolio of equipment at the expiration of the initial and renewal lease terms and to distribute the net liquidation proceeds. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the General Partner and the Manager. In accordance with the Partnership's stated investment objective and policies, the General Partner is evaluating winding-up the Partnership's operations, including the liquidation of its entire portfolio.

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 2 to the financial statements in the 1996 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

    The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary
D. Engle, its President and Chief Executive Officer. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited partner, GDE Acquisition Limited Partnership ("GDE LP"). Equis Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

    In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym to a third party (the "Buyer"). AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG agreed not to compete with the Buyer's lease origination business for a period of five years; however, EFG is permitted to originate certain equipment leases, principally those involving non-investment grade lessees and ocean-going vessels, which are not in competition with the Buyer. In addition, the sale agreements specifically reserved to EFG the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs, including the right to satisfy all required equipment acquisitions utilizing either brokers or the Buyer. Geoffrey A. MacDonald, Chairman of Equis Corporation and Gary D. Engle agreed not to compete with the sold business on terms and conditions similar to those for the Company.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

Item 2.  Properties.
--------------------

    Incorporated herein by reference to Note 3 to the financial statements in the 1996 Annual Report.

Item 3.  Legal Proceedings.
---------------------------

    Incorporated herein by reference to Note 7 to the financial statements in the 1996 Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

    None.

PART II

Item 5.  Market for the Partnership's Securities and Related Security Holder
----------------------------------------------------------------------------
Matters.
--------

    (a) Market Information

    There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1996, there were 1,629 recordholders of Units in the Partnership.

    (c) Dividend History and Restrictions

    Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Each quarter's distribution may vary in amount. Distributions may be made to the General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the General Partner is entitled at the time such distribution is made. Currently, there are no restrictions that materially limit the Partnership's ability to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Partnership believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings. The Partnership expects to continue to distribute all Distributable Cash From Operations and Distributable Cash From Sales or Refinancings on a quarterly basis.

    Distributions in 1996 and 1995 were as follows:

                                             General   Recognized
                                  Total      Partner     Owners
                               -----------  ---------  -----------

   Total 1996 distributions     $6,082,175   $304,109   $5,778,066
   Total 1995 distributions      2,906,655    145,333    2,761,322
                                ----------   --------   ----------
   Total                        $8,988,830   $449,442   $8,539,388
                                ==========   ========   ==========

    Distributions payable at December 31, 1996 and 1995 were $181,665 and $726,664, respectively.

    "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

    "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i)(a) amounts realized from any loss or destruction of equipment which the General Partner determines shall be reinvested in similar equipment for the remainder of the original lease term of the lost or destroyed equipment, or in isolated instances, in other equipment, if the General Partner determines that investment of such proceeds will significantly improve the diversity of the Partnership's equipment portfolio, and subject in either case to satisfaction of all existing indebtedness secured by such equipment to the extent deemed necessary or appropriate by the General Partner, or (b) the proceeds from the sale of an interest in equipment pursuant to any agreement governing a joint venture which the General Partner determines will be invested in additional equipment or interests in equipment and which ultimately are so reinvested and (ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

    "Cash From Sales or Refinancings" means cash received by the Partnership from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Partnership required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partner, but not including any Subordinated Remarketing Fees whether or not then due and payable) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the General Partner and (ii) increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

    Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made 95% to the Recognized Owners and 5% to the General Partner.

    "Payout" is defined as the first time when the aggregate amount of all distributions to the Recognized Owners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Recognized Owners' original capital contributions plus a cumulative annual return of 11% (compounded quarterly and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Recognized Owners exceed the amount required to satisfy the cumulative annual return of 11% (compounded quarterly) on the Recognized Owners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter.

    Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") are distributed within 45 days after the completion of each quarter, beginning with the first full fiscal quarter following the Partnership's Closing Date. Each Distribution is described in a statement sent to the Recognized Owners.

Item 6.  Selected Financial Data.
---------------------------------

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1996 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

    Incorporated herein by reference to the financial statements and supplementary data included in the 1996 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------

    None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.
--------------------------------------------------------------

    (a-b) Identification of Directors and Executive Officers

    The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing IV Incorporated is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1997 are as follows:


DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)
-----------------------------------

Name                                           Title                             Age             Term
---------------------------     ------------------------------------           -------           ----
Geoffrey A. MacDonald           Chairman and a member of the                                      Until a
                                Executive Committee of EFG                                        successor
                                and President and a Director                                      is duly
                                of the General Partner                          48                elected and
                                                                                                  qualified
Gary D. Engle                   President and Chief Executive Officer
                                and member of the
                                Executive Committee of EFG and a
                                Director of the General Partner                 48

Gary M. Romano                  Executive Vice President and Chief
                                Operating Officer of EFG and Clerk of
                                the General Partner                             37

James A. Coyne                  Senior Vice President of EFG                    36

Michael J. Butterfield          Vice President, Finance and
                                Treasurer of EFG and Treasurer of
                                the General Partner                             37

James F. Livesey                Vice President, Aircraft and Vessels            47
                                of EFG

Sandra L. Simonsen              Senior Vice President, Information              46
                                Systems of EFG

Gail D. Ofgant                  Vice President, Lease Operations of             31
                                 EFG

    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 48, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is Vice President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 48, is President and Chief Executive Officer, a member of the Executive Committee of EFG, a Director of the General Partner, and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is also a limited partner in AALP. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 37, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

    Mr. Coyne, age 36, is Senior Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 37, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Mr. Livesey, age 47, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

    Ms. Simonsen, age 46, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

    Ms. Ofgant, age 31, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

    (f) Involvement in Certain Legal Proceedings

    None.

    (g) Promoters and Control Persons

    See Item 10 (a-b) above.

Item 11.  Executive Compensation.
---------------------------------

    (a) Cash Compensation

    Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the General Partner or its Affiliates. There is no plan at the present time to make any officers or employees of the General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the General Partner or its Affiliates.

    (b) Compensation Pursuant to Plans

    None.

    (c) Other Compensation

    Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 10.4 of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and Note 4 to the financial statements included in
Item 14, herein.

    (d) Compensation of Directors

    None.

    (e) Termination of Employment and Change of Control Arrangement

    There exists no remuneration plan or arrangement with the General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

    By virtue of its organization as a limited partnership, the Partnership has no outstanding securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

    1. Amendment of the Restated Agreement;

    2. Termination of the Partnership;

    3. Removal of the General Partner; and

    4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

    As of March 1, 1997, the following person or group owns beneficially more than 5% of the Partnership's 1,380,661 outstanding Units:

                                      Name and                Amount     Percent
           Title                     Address of           of Beneficial    of
      of Class                    Beneficial Owner          Ownership     Class
---------------------------  ---------------------------  -------------  ------

Units Representing           Atlantic Acquisition
                             Limited Partnership
Limited Partnership          98 North Washington Street   125,843 Units   9.11%
Interests                    Boston, MA 02114

    Messrs. Engle, MacDonald and Coyne have ownership interests in AALP. On December 1, 1996, EFG purchased a Class D interest, representing a 49% economic interest in AALP. See Item 10 of this report.

    The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------

    The General Partner of the Partnership is AFG Leasing IV Incorporated, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1996, 1995 and 1994, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                     1996       1995       1994
                                   ---------  ---------  ---------
Equipment management fees           $181,367   $189,250   $274,382
Administrative charges                36,560     21,000     12,000
Reimbursable operating expenses
        due to third parties         406,871    176,990    113,520
                                    --------   --------   --------
        Total                       $624,798   $387,240   $399,902
                                    ========   ========   ========

    As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG is compensated by an amount equal to 2.23% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenues and 2% of gross full payout lease rental revenues received by the Partnership or (ii) fees which the General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to EFG for services connected to the sale of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

    Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG.

    All equipment was acquired from EFG, one of its affiliates, including other equipment leasing programs sponsored by EFG, or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements, included in Item 14, herein.

    All rents and proceeds from the sale of equipment are paid by the lessees directly to either EFG or a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1996 the Partnership was owed $484,358 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1997.

          On August 18, 1995, Atlantic Acquisition Limited Partnership ("AALP"), a newly formed Massachusetts limited partnership owned and controlled by certain principals of EFG, commenced a voluntary cash Tender Offer (the "Offer") for up to approximately 45% of the outstanding units of limited partner interest in this Partnership and 20 affiliated partnerships sponsored and managed by EFG. The Offer was subsequently amended and supplemented in order to provide additional disclosure to unitholders; increase the offer price; reduce the number of units sought to approximately 35% of the outstanding units; and extend the expiration date of the Offer to October 20, 1995. Following commencement of the Offer, certain legal actions were initiated by interested persons against AALP, each of the general partners (4 in total) of the 21 affected programs, and various other affiliates and related parties. One action, a class action brought in the United States District Court for the District of Massachusetts (the "Court") on behalf of the unitholders (Recognized Owners), sought to enjoin the Offer and obtain unspecified monetary damages. A settlement of this litigation was approved by the Court on November 15, 1995. The Plaintiffs filed an appeal in this matter. On November 26, 1996, the United States Court of Appeals for the First Circuit handed down a decision affirming the Court's approval of the settlement. A second class action, brought in the Superior Court of the Commonwealth of Massachusetts (the "Superior Court") seeking to enjoin the Offer, obtain unspecified monetary damages, and intervene in the first class action, was dismissed by the Superior Court. The Recognized Owners of the Partnership tendered approximately 125,843 units or 9.11% of the total outstanding units of the Partnership to AALP. The operations of the Partnership were not adversely affected by these proceedings or settlements. On December 1, 1996, EFG purchased a Class D interest, representing a 49% economic interest in AALP.

    On September 30, 1996, the Partnership sold (i) a 23% ownership interest, representing its entire ownership interest, in a cargo vessel leased by KGJS/Gearbulk Holding Limited (the "Vessel"), having an original cost to the Partnership of $1,829,796 and a net book value at September 30, 1996 of $782,887 and (ii) a 50% ownership interest, representing its entire ownership interest, in 22 locomotives leased by Union Pacific Railroad Company (the "Locomotives"), having an original cost to the Partnership of $4,692,023 and a net book value at September 30, 1996 of $2,584,785. The Partnership received net sale proceeds of $3,104,537, a portion of which was used to repay the outstanding principal balance of notes payable associated with the Vessel of $65,690. The Partnership sold its interests in the Vessel and Locomotives prior to the expiration of the related lease terms. These sales were effected in connection with a joint remarketing effort involving 15 individual equipment leasing programs sponsored by EFG, consisting of the Partnership and 14 affiliates. In October 1996, the Partnership filed Form 8-K with the Securities and Exchange Commission which provided a description of the remarketing process and the terms of sale.

    (b) Certain Business Relationships

    None.

    (c) Indebtedness of Management to the Partnership

    None.

    (d) Transactions with Promoters

    See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

    (a)  Documents filed as part of this report:

       (1)    Financial Statements:

              Report of Independent Auditors.................................. *

              Statement of Financial Position
              at December 31, 1996 and 1995................................... *

              Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994............ *

              Statement of Changes in Partners' Capital
              for the years ended December 31, 1996, 1995 and 1994............ *

              Statement of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994............ *

              Notes to the Financial Statements............................... *

       (2) Financial Statement Schedules:

              None required.

       (3)    Exhibits:

              Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


    Exhibit
     Number
    --------

       4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-27828).

       13 The 1996 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

       23     Consent of Independent Auditors.

       99  (a)  Lease agreement with Northwest Airlines, Inc. was filed in the
              Registrant's Annual Report on Form 10-K for the year   ended
              December 31, 1990 as Exhibit 28 (b) and is incorporated herein by reference.


* Incorporated herein by reference to the appropriate portion of the 1996 Annual Report to security holders for the year ended December 31, 1996. (See Part II)

       Exhibit
       Number
       -------


       99  (b)  Lease agreement with Gearbulk Shipowning Ltd. (formerly Kristian
                Gerhard Jebsen Skipsrederi A/S) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (c) and is incorporated herein by reference.

       99 (c) Lease agreement with Union Pacific Railroad Company was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as Exhibit 99(c) and is incorporated herein by reference.


    (b) Reports on Form 8-K

        Report on Form 8-K was filed on October 3, 1996 describing the remarketing process and terms of sale related to certain of the Partnership's equipment. The sale was effected in connection with a joint remarketing effort involving 15 individual equipment leasing programs sponsored by EFG, consisting of the Partnership and 14 affiliates. See Item 13 herein.

                                                                      Exhibit 23


                        CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Income Partners V-A Limited Partnership of our report dated March 14, 1997, included in the 1996 Annual Report to Partners of American Income Partners V-A Limited Partnership.



                                                               ERNST & YOUNG LLP



Boston, Massachusetts
March 14, 1997

                                   SIGNATURES

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


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


                        By: AFG Leasing IV Incorporated,
                        a Massachusetts corporation and the
                        General Partner of the Registrant.



By:  /s/   Geoffrey A. MacDonald              By:  /s/   Gary D. Engle
     ---------------------------                   -------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman and a member of the                  President and Chief Executive
Executive Committee of EFG and                Officer and a member of the
President and a Director of the               Executive Committee of EFG and a
General Partner                               Director of the General Partner
                                              (Principal Executive Officer)





Date:     March 31, 1997                      Date:     March 31, 1997
     -------------------                           -------------------



By:  /s/   Gary M. Romano                     By:  /s/   Michael J. Butterfield
     --------------------                          -----------------------------
Gary M. Romano                                Michael J. Butterfield
Executive Vice President and Chief            Vice President, Finance and
Operating Officer of EFG and Clerk            Treasurer of EFG and Treasurer
of the General Partner                        of the General Partner
(Principal Financial Officer)                 (Principal Accounting Officer)



Date:     March 31, 1997                      Date:        March 31, 1997
     -------------------                             --------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report has been sent to the Recognized Owners. A report will be furnished to the Recognized Owners subsequent to the date hereof.

    No proxy statement has been or will be sent to the Recognized Owners.