Form 10-Q
period 1997-03-31
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1997-05-15
CIK 847557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ XX ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                              -------------------------------------------------

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    -------------------

                               ------------------------

For Quarter Ended March 31, 1997                   Commission File No. 0-18364

                American Income Partners V-A Limited Partnership
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-3057303
----------------------------------------                  ----------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                             Identification No.)

98 North Washington Street, Boston, MA                     02114
----------------------------------------                  ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   -----------------------------

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
Yes    No
    --    --

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                        Page
                                                                        ----

PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at March 31, 1997 and December 31, 1996                    3

          Statement of Operations
               for the three months ended March 31, 1997 and 1996         4

          Statement of Cash Flows
               for the three months ended March 31, 1997 and 1996         5

          Notes to the Financial Statements                             6-9


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-13


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                         14

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1997 and December 31, 1996

                                   (Unaudited)

                                                        March 31,   December 31,
                                                           1997          1996
                                                     ------------  ------------
ASSETS

Cash and cash equivalents                            $  2,082,543  $  1,709,301

Rents receivable, net of allowance for doubtful
     accounts of $5,000                                   196,391       214,338

Accounts receivable - affiliate                            39,126       484,358

Equipment at cost, net of accumulated depreciation
     of $8,922,107 and $9,264,523 at March 31, 1997
     and December 31, 1996, respectively                1,738,453     1,858,784
                                                     ------------  ------------

          Total assets                               $  4,056,513  $  4,266,781
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                         $   108,900   $   144,594
Accrued interest                                            1,410         1,836
 Accrued liabilities                                       48,318        38,430
 Accrued liabilities - affiliate                           24,726        95,991
Deferred rental income                                     10,436        11,664
Cash distributions payable to partners                    181,665       181,665
                                                     ------------  ------------

           Total liabilities                              375,455       474,180
                                                     ------------  ------------

Partners' capital (deficit):                           (1,346,918)   (1,341,341)
      General Partner
      Limited Partnership Interests
      (1,380,661 Units; initial purchase price of
        $25 each)                                       5,027,976     5,133,942
                                                     ------------  ------------

           Total partners' capital                      3,681,058     3,792,601
                                                     ------------  ------------

           Total liabilities and partners' capital   $  4,056,513  $  4,266,781
                                                     ------------  ------------
                                                     ------------  ------------

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three months ended March 31, 1997 and December 31, 1996

                                   (Unaudited)




                                                          1997           1996
                                                    ----------     ----------
 Income:

   Lease revenue                                    $  245,447     $  924,485

   Interest income                                      24,940         21,003

   Gain on sale of equipment                            44,300        118,975
                                                    ----------     ----------

      Total income                                     314,687      1,064,463
                                                    ----------     ----------


 Expenses:

   Depreciation                                        120,331        529,905

   Interest expense                                      2,363         29,814

   Equipment management fees - affiliate                12,272         50,908

   Operating expenses - affiliate                      109,599        206,968
                                                    ----------     ----------

       Total expenses                                  244,565        817,595
                                                    ----------     ----------

 Net income                                         $   70,122     $  246,868
                                                    ----------     ----------
                                                    ----------     ----------

 Net income
   per limited partnership unit                     $     0.05     $     0.17
                                                    ----------     ----------
                                                    ----------     ----------

 Cash distribution declared
   per limited partnership unit                     $     0.12     $     0.38
                                                    ----------     ----------
                                                    ----------     ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996

                                   (Unaudited)


                                                          1997           1996
                                                    -----------   ------------

 Cash flows from (used in) operating activities:
 Net income                                         $    70,122   $    246,868

 Adjustments to reconcile net income
      to net cash from operating activities:
           Depreciation                                 120,331        529,905
           Gain on sale of equipment                    (44,300)      (118,975)

 Changes in assets and liabilities
      Decrease (increase) in:
           rents receivable                              17,947        (68,277)
           accounts receivable - affiliate              445,232        (48,920)
      Increase (decrease) in:
           accrued interest                               (426)         (2,399)
           accrued liabilities                            9,888        133,750
           accrued liabilities - affiliate              (71,265)        17,005

           deferred rental income                        (1,228)       105,210
                                                    -----------   ------------

                Net cash from operating activities      546,301        794,167
                                                    -----------   ------------

 Cash flows from investing activities:
      Proceeds from equipment sales                      44,300        148,000
                                                    -----------   ------------

              Net cash from investing activities         44,300        148,000
                                                    -----------   ------------

 Cash flows used in financing activities:
      Principal payments - notes payable                (35,694)      (167,933)
      Distributions paid                               (181,665)      (726,664)
                                                    -----------   ------------

              Net cash used in financing activities    (217,359)      (894,597)
                                                    -----------   ------------


 Net increase in cash and cash equivalents             373,242         47,570

 Cash and cash equivalents at beginning of period

 Cash and cash equivalents at end of period           1,709,301      1,832,111
                                                    -----------   ------------

                                                    $ 2,082,543   $  1,879,681
                                                    -----------   ------------
                                                    -----------   ------------


 Supplemental disclosure of cash flow information:
      Cash paid during the period for interest      $     2,789   $     32,213
                                                    -----------   ------------
                                                    -----------   ------------


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                 March 31, 1997

                                   (Unaudited)
NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At March 31, 1997, the Partnership had $1,975,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,623,531 are due as follows:


     For the year ending March 31, 1998                         $ 1,392,726
                                   1999                             230,805
                                                                -----------

                                                 Total          $ 1,623,531
                                                                -----------
                                                                -----------


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                   (Continued)


                                                Lease Term       Equipment
   Equipment Type                                (Months)         at Cost
-----------------------------------             ----------   -------------
Aircraft                                          10-72      $   4,596,188
Vessels                                              57          3,666,680
Materials handling                                 6-60          1,175,580
Computers and peripherals                          3-48            579,954
Retail store fixtures                             48-60            247,961
Communications                                    12-60            226,017
Research and test                                    60            108,304
Tractors and heavy duty trucks                     1-84             54,240
Furniture and fixtures                               60              5,636
                                                            --------------
      Total equipment cost                                      10,660,560

      Accumulated depreciation                                  (8,922,107)
                                                            --------------

      Equipment, net of accumulated depreciation             $   1,738,453
                                                            --------------
                                                            --------------

      At March 31, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $8,502,006 representing approximately 80% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $2,663,000 and $292,000, respectively, at March 31, 1997 (see also Note 8 - Subsequent Event). The equipment includes the Partnership's proportionate interest in a Boeing 727-251 Advanced aircraft (the "Aircraft"), formerly leased to Northwest Airlines, Inc., having a cost and net book value of approximately $2,421,000 and $290,000, respectively, at March 31, 1997. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $284,000, all of which was accrued or incurred at March 31, 1997. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance. The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines, to release the Aircraft at a base monthly rent to the Partnership of $17,920 for 8 months and $15,680 for 10 months, effective upon completion of the heavy maintenance.


NOTE 5 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such
expenditures.   Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                  1997                1996
                                          -------------      -------------
      Equipment management fees           $      12,272      $      50,908
      Administrative charges                      9,141              5,250
      Reimbursable operating expenses
            due to third parties                100,458            201,718
                                          -------------      -------------

            Total                         $     121,871      $     257,876
                                          -------------      -------------
                                          -------------      -------------

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                   (Continued)


      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $39,126 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.


NOTE 6 - NOTES PAYABLE

      Notes payable at March 31, 1997 consisted of one installment note of $108,900 payable to a bank. The installment note is non-recourse, and bears a fluctuating interest rate based on the London Inter-Bank Offered Rate plus a margin (5.7% at March 31, 1997). The installment note is collateralized by the equipment and assignment of the related lease payments and will be fully amortized by noncancellable rents in the year ending March 31, 1998. The carrying amount of notes payable approximates fair value at March 31, 1997.


NOTE 7 - LEGAL PROCEEDINGS

      On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On
August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On
September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful.
Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a Summary Judgment on all claims and counterclaims. The matter remains pending before the Court. The Partnership has not experienced any material losses as a result of this action.


NOTE 8 - SUBSEQUENT EVENT

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for 1,987,000 shares of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                   (Continued)


Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The above-referenced Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $727,090 in cash and is the beneficial owner of 341,435 shares of Banyan common stock and holds a beneficial interest in the Banyan Note of $771,449.

      Cash equal to the amount of the Banyan Note is being held by Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account.
If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by October 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

      The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment and expects to engage an investment advisor to provide assistance and evaluate alternative remarketing strategies. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, within the next twelve months and possibly by December 31, 1997.


RESULTS OF OPERATIONS

      For the three months ended March 31, 1997, the Partnership recognized lease revenue of $245,447 compared to $924,485 for the same period in 1996. The decrease in lease revenue between 1996 and 1997 was expected and resulted principally from renewal lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

      The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

      For the three months ended March 31, 1997, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $44,300 compared to a net gain of $118,975 on equipment having a net book value of $29,025 for the same period in 1996.

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

      The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

      Depreciation expense was $120,331 and $529,905 for the three months ending March 31, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $2,363, or 1% of lease revenue for the three months ended March 31, 1997 compared to $29,814, or 3.2% of lease revenue for the same period in 1996. Interest expense in future periods will continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

      Management fees were approximately 5% and 5.5% of lease revenue for the three months ended March 31, 1997 and 1996, respectively. Management fees during the three months ended March 31, 1996 included $6,065, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred in 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft at a base rent to the Partnership of $14,560 per month (see discussion below relating to the second aircraft). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

activities generated net cash inflows of $546,301 and $794,167 for the three months ended March 31, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $44,300 in equipment sale proceeds compared to $148,000 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      On November 30, 1995, upon the expiration of its lease term, Northwest Airlines, Inc. returned a Boeing 727-251 Advanced aircraft (the "Aircraft") in which the Partnership has a 22.4% ownership interest. The Partnership's interest in the Aircraft had a cost and net book value of approximately $2,421,000 and $290,000, respectively, at March 31, 1997. The Aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $284,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a 18-month lease agreement with Transmeridian Airlines to release the Aircraft at a base monthly rent to the Partnership of $17,920 for 8 months and $15,680 for 10 months, effective upon completion of the heavy maintenance. The Partnership has experienced delays in the completion of the Aircraft's heavy maintenance.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. The Partnership's notes payable are scheduled to be fully amortized during the year ending March 31, 1998. In addition, the General Partner expects to use a portion of the Partnership's available cash to retire indebtedness.

            Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $181,665. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $172,582, and the General Partner was allocated 5%, or $9,083. The first quarter 1997 cash distribution was paid on April 14, 1997.

      Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's equipment portfolio.

      The Partnership's future cash distributions will be adversely affected by the bankruptcy of a former lessee of the Partnership, Midway Airlines, Inc. ("Midway"). In 1993, the Partnership's interests in two DC-9-30 aircraft leased by Midway were transferred to a designee of the lender in lieu of foreclosure. Although this bankruptcy had no immediate adverse effect on the Partnership's cash flow, as the Partnership had almost fully leveraged its ownership interest in the underlying aircraft, this event resulted in the Partnership's loss of any future interest in the residual value of the aircraft. Notwithstanding such adverse impact, the overall investment results to be achieved by the Partnership will be dependent upon the collective performance results of all of the Partnership's equipment leases.

      The future liquidity of the Partnership will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

      Item 1.            Legal Proceedings
                         Response:

                         Refer to Note 7 to the financial statements herein.

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


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


                By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                By:     /s/ Michael J. Butterfield
                        -----------------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)


                Date:   May 15, 1997
                        ----------------------------------------------------


                By:     /s/ Gary M. Romano
                        ----------------------------------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)


                Date:   May 15, 1997
                        ----------------------------------------------------