Form 10-Q
period 1997-06-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1997-08-14
CIK 847557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                               _______________________


For Quarter Ended June 30, 1997                      Commission File No. 0-18364

                American Income Partners V-A Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                              04-3057303
-----------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)

88 Broad Street, Boston, MA                                02110
-----------------------------------                        ---------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |_|

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1997 and December 31, 1996                           3

         Statement of Operations
              for the three and six months ended June 30, 1997 and 1996        4

         Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                  5

         Notes to the Financial Statements                                   6-9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-14

PART II.  OTHER INFORMATION:

     Items 1 - 6                                                              15

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                               June 30,     December 31,
                                                                1997            1996
                                                            -----------     -----------
ASSETS

Cash and cash equivalents                                   $ 2,642,334     $ 1,709,301

Rents receivable, net of allowance for doubtful
   accounts of $5,000                                             2,552         214,338

Accounts receivable - affiliate                                  80,824         484,358

Note receivable - Banyan                                        771,450              --

Investment in Banyan                                            512,153              --

Equipment at cost, net of accumulated depreciation
   of $6,055,626 and $9,264,523 at June 30, 1997
   and December 31, 1996, respectively                          253,455       1,858,784
                                                            -----------     -----------

         Total assets                                       $ 4,262,768     $ 4,266,781
                                                            ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $        --     $   144,594
Accrued interest                                                     --           1,836
Accrued liabilities                                              15,000          38,430
Accrued liabilities - affiliate                                  10,388          95,991
Deferred rental income                                           10,358          11,664
Cash distributions payable to partners                          181,665         181,665
                                                            -----------     -----------

         Total liabilities                                      217,411         474,180
                                                            -----------     -----------
Partners' capital (deficit):
   General Partner                                           (1,328,704)     (1,341,341)
   Limited Partnership Interests
   (1,380,661 Units; initial purchase price of $25 each)      5,374,061       5,133,942
                                                            -----------     -----------

         Total partners' capital                              4,045,357       3,792,601
                                                            -----------     -----------

         Total liabilities and partners' capital            $ 4,262,768     $ 4,266,781
                                                            ===========     ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                        1997          1996        1997          1996
                                    -----------   ----------  -----------   ----------
Income:

    Lease revenue                   $ 1,085,914   $  917,320  $ 1,331,361   $1,841,805

    Interest income                      23,172       27,010       48,112       48,013

    Gain (loss) on sale/exchange
       of equipment                    (338,649)      71,952     (294,349)     190,927
                                    -----------   ----------  -----------   ----------

         Total income                   770,437    1,016,282    1,085,124    2,080,745
                                    -----------   ----------  -----------   ----------
Expenses:

    Depreciation                         99,248      520,837      219,579    1,050,742

    Interest expense                      1,025       34,526        3,388       64,340

    Equipment management fees
     - affiliate                         54,296       44,485       66,568       95,393

    Operating expenses - affiliate       69,904       72,703      179,503      279,671
                                    -----------   ----------  -----------   ----------

         Total expenses                 224,473      672,551      469,038    1,490,146
                                    -----------   ----------  -----------   ----------

Net income                          $   545,964   $  343,731  $   616,086   $  590,599
                                    ===========   ==========  ===========   ==========
Net income
  per limited partnership unit      $      0.38   $     0.24  $      0.42   $     0.41
                                    ===========   ==========  ===========   ==========
Cash distributions declared
  per limited partnership unit      $      0.13   $     0.38  $      0.25   $     0.75
                                    ===========   ==========  ===========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                          1997          1996
                                                      -----------   -----------

Cash flows from (used in) operating activities:
Net income                                            $   616,086   $   590,599

Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation                                          219,579     1,050,742
    (Gain) loss on sale/exchange of equipment             294,349      (190,927)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                      211,786       (82,825)
    accounts receivable - affiliate                       403,534      (135,174)
  Increase (decrease) in:
    accrued interest                                       (1,836)       (3,989)
    accrued liabilities                                   (23,430)       66,551
    accrued liabilities - affiliate                       (85,603)        9,689
    deferred rental income                                 (1,306)        3,180
                                                      -----------   -----------

       Net cash from operating activities               1,633,159     1,307,846
                                                      -----------   -----------
Cash flows from (used in) investing activities:
  Investment in Banyan stock                             (512,153)           --
  Note receivable - Banyan                               (771,450)           --
  Purchase of equipment                                        --      (245,280)
  Proceeds from equipment sales/exchange                1,091,401       256,059
                                                      -----------   -----------

       Net cash from (used in) investing activities      (192,202)       10,779
                                                      -----------   -----------
Cash flows used in financing activities:
  Principal payments - notes payable                     (144,594)     (385,622)
  Distributions paid                                     (363,330)   (1,271,662)
                                                      -----------   -----------

       Net cash used in financing activities             (507,924)   (1,657,284)
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents      933,033      (338,659)

Cash and cash equivalents at beginning of period        1,709,301     1,832,111
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,642,334   $ 1,493,452
                                                      ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $     5,224   $    68,329
                                                      ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                  June 30, 1997

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

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

      At June 30, 1997, the Partnership had $2,540,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $544,293 are due as follows:

            For the year ending June 30, 1998             $ 406,413
                                         1999               137,880
                                                          ---------

                                        Total             $ 544,293
                                                          =========

      The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 aircraft at a base rent to the Partnership of $17,920 for 8 months and $15,680 for 10 months, effective April 30, 1997.

NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


                                             Lease Term         Equipment
        Equipment Type                        (Months)           at Cost
------------------------------               ----------        -----------
Aircraft                                        10-72          $ 4,596,188
Materials handling                               4-60            1,175,580
Retail store fixtures                           48-60              247,961
Communications                                  12-60              226,017
Tractors and heavy duty trucks                   1-84               54,240
Furniture and fixtures                             60                5,636
Computers and peripherals                        3-48                3,459
                                                               -----------

                                 Total equipment cost            6,309,081

                             Accumulated depreciation           (6,055,626)
                                                               -----------

           Equipment, net of accumulated depreciation          $   253,455
                                                               ===========

      At June 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $4,596,189, representing approximately 73% of total equipment cost.

      The summary above includes equipment held for sale or re-lease with a cost and net book value of approximately $243,000 and $1,000, respectively, at June 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - INVESTMENT IN BANYAN

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash and is the beneficial owner of 341,435 shares of

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

Banyan common stock valued at $512,153 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $771,450.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      In connection with the Banyan transaction, Gary D. Engle, President and Chief Executive Officer of EFG, joined the Board of Directors of Banyan and James A. Coyne, Senior Vice President of EFG became Banyan's Chief Operating Officer. The agreement also provides that a majority of the Board of Directors remain independent of Banyan and EFG. Provided Consent is received by December 31, 1997, Banyan has agreed to declare a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

NOTE 6 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                         1997             1996
                                                       --------         --------

Equipment management fees                              $ 66,568         $ 95,393
Administrative charges                                   26,250           10,500
Reimbursable operating expenses
   due to third parties                                 153,253          269,171
                                                       --------         --------

                          Total                        $246,071         $375,064
                                                       ========         ========

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $80,824 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

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

      On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

      The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

      For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $1,085,914 and $1,331,361, respectively, compared to $917,320 and $1,841,805 for the same periods in 1996. The increase in lease revenue during the three months ended June 30, 1997, reflects the receipts of prepaid contractual rental obligations of $991,703 associated with the exchange of its interest in the vessel (see discussion below). The overall decrease in lease revenue from 1996 to 1997 resulted principally from renewal lease expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

      During the three and six months ended June 30, 1997, the Partnership sold or exchanged equipment having a net book value of $1,385,750, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $338,649 and $294,349, respectively. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $3,666,680 and $1,385,750, respectively. In connection with this transaction, the Partnership realized proceeds of $1,027,101, which resulted in a net loss for financial statement purposes, of $358,649. In addition, as this vessel was disposed of prior to the

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan holds certain real estate investments, the most significant being a 274 acre site near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Banyan and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Banyan or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Banyan (the "Banyan Note").

      As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash and is the beneficial owner of 341,435 shares of Banyan common stock valued at $512,153 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $771,450.

      Cash equal to the amount of the Banyan Note is being held in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. If the Consent is not obtained, repayment of the Banyan Note will be accelerated and repaid from the cash held in the segregated account. If the Consent is obtained, the Banyan Note will be amortized over three years and bear an annual interest rate of 10%.

      The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

      During the three and six months ended June 30, 1996, the Partnership sold equipment having a net book value of $36,107 and $65,132, respectively, to existing lessees and third parties. These sales resulted in net gains, for financial statement purposes, of $71,952 and $190,927, respectively.

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

      Depreciation expense for the three and six months ended June 30, 1997 was $99,248 and $219,579, respectively, compared to $520,837 and $1,050,742 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Interest expense was $1,025 and $3,388, or less than 1% of lease revenue for the three and six months ended June 30, 1997 compared to $34,526 and $64,340, or 3.8% and 3.5% of lease revenue for the three and six months ended June 30, 1996. The Partnership's notes payable were fully amortized during the six months ended June 30,1997.

      Management fees were 5% of lease revenue for each of the three and six month periods ended June 30, 1997, respectively, compared to 4.8% and 5.2% of lease revenue during the same periods in 1996. Management fees during the six months ended June 30, 1996 include $6,065, resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred during the six months ended June 30, 1996 and 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft. The second aircraft was re-leased to Transmeridian Airlines beginning April 1997. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,633,159 and $1,307,846 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Partnership realized net cash proceeds of $1,091,401, including proceeds from the exchange transaction, compared to $256,059 for the same period in 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the six months ended June 30, 1996, the Partnership expended $245,280 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

      As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash and is the beneficial owner of 341,435 shares of Banyan common stock valued at $512,153 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $771,450.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the six months ended June 30, 1997.

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $363,330. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $345,163, and the General Partner was allocated 5%, or $18,167. The second quarter 1997 cash distribution was paid on July 14, 1997.

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

                         AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                              By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                              By:   /s/  Michael J. Butterfield
                                    ----------------------------------------
                                    Michael J. Butterfield
                                    Treasurer of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Accounting Officer)

                              Date: August 14, 1997


                              By:   /s/  Gary M. Romano
                                    ----------------------------------------
                                    Gary M. Romano
                                    Clerk of AFG Leasing IV Incorporated
                                    (Duly Authorized Officer and
                                    Principal Financial Officer)


                              Date: August 14, 1997