Form 10-Q
period 1997-09-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1997-11-14
CIK 847557

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                               _______________

For Quarter Ended September 30, 1997                Commission File No. 0-18364

              American Income Partners V-A Limited Partnership
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Massachusetts                                          04-3057303
-------------------------------                      --------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                       Identification No.)


88 Broad Street Boston, MA                             02110
-------------------------------                       -------------------
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

     Yes     No
        ---    ---

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
        at September 30, 1997 and December 31, 1996                           3

      Statement of Operations
        for the three and nine months ended September 30, 1997 and 1996       4

      Statement of Cash Flows
        for the nine months ended September 30, 1997 and 1996                 5

      Notes to the Financial Statements                                     6-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10-15

PART II. OTHER INFORMATION:

Items 1-6                                                                    16

                      AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP
                             STATEMENT OF FINANCIAL POSITION
                           September 30, 1997 and December 31, 1996

                                        (Unaudited)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
ASSETS

Cash and cash equivalents...........................................................   $ 2,588,650    $1,709,301

Rents receivable, net of allowance for doubtful
  accounts of $5,000..................                                                       1,317       214,338

Accounts receivable--affiliate......................................................        43,890       484,358

Note receivable--Banyan.............................................................       771,450            --

Investment in Banyan................................................................       512,153            --

Equipment at cost, net of accumulated depreciation of
  $6,018,512 and $9,264,523 at September 30, 1997
  and December 31, 1996, respectively...............................................       166,691     1,858,784
                                                                                      -------------  ------------
    Total assets....................................................................   $ 4,084,151    $4,266,781
                                                                                      -------------  ------------
                                                                                      -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL

Notes payable.......................................................................   $        --    $  144,594
Accrued interest....................................................................            --         1,836
Accrued liabilities.................................................................        22,500        38,430
Accrued liabilities--affiliate......................................................         9,021        95,991
Deferred rental income..............................................................         9,221        11,664
Cash distributions payable to partners..............................................       181,665       181,665
                                                                                      -------------  ------------
Total liabilities...................................................................       222,407       474,180
                                                                                      -------------  ------------
Partners' capital (deficit):
  General Partner...................................................................    (1,337,884)   (1,341,341)

  Limited Partnership Interests
  (1,380,661 Units; initial purchase price of $25 each).............................     5,199,628     5,133,942
                                                                                      -------------  ------------
    Total partners' capital.........................................................     3,861,744     3,792,601
                                                                                      -------------  ------------
    Total liabilities and partners' capital.........................................   $ 4,084,151    $4,266,781
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                        The accompanying notes are an integral part
                               of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                           STATEMENT OF OPERATIONS
          for the three and nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                   THREE MONTHS               NINE MONTHS
                                                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                             ------------------------  --------------------------
                                                                1997         1996          1997          1996
                                                             ----------  ------------  ------------  ------------
Income:

 Lease revenue.............................................  $  137,611  $  1,498,156  $  1,468,972  $  3,339,961
 Interest income...........................................      33,439        47,715        81,551        95,728
 Gain(loss) on sale/exchange of equipment..................      18,760       762,202      (275,589)      953,129
                                                             ----------  ------------  ------------  ------------
  Total income.............................................     189,810     2,308,073     1,274,934     4,388,818
                                                             ----------  ------------  ------------  ------------
Expenses:

 Depreciation..............................................      86,764       307,124       306,343     1,357,866
 Interest expense..........................................          --         4,825         3,388        69,165
 Equipment management fees--affiliate......................       6,873        73,527        73,441       168,920
 Operating expenses--affiliate.............................      98,121        14,613       277,624       294,284
                                                             ----------  ------------  ------------  ------------
  Total expenses...........................................     191,758       400,089       660,796     1,890,235
                                                             ----------  ------------  ------------  ------------
Net income (loss)..........................................  $   (1,948) $  1,907,984  $    614,138  $  2,498,583
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------
Net income
 per limited partnership unit..............................  $       --  $       1.31  $       0.42  $       1.72
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------
Cash distributions declared
 per limited partnership unit..............................  $     0.12  $       3.31  $       0.37  $       4.06
                                                             ----------  ------------  ------------  ------------
                                                             ----------  ------------  ------------  ------------

                      The accompanying notes an integral part
                            of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                                        1997              1996
                                                                                 -------------------  ------------
Cash flows from (used in) operating activities:
Net income.....................................................................  $           614,138  $  2,498,583

Adjustments to reconcile net income
 to net cash from operating activities:
  Depreciation.................................................................              306,343     1,357,866
  (Gain) loss on sale/exchange of equipment....................................              275,589      (953,129)

Changes in assets and liabilities
 Decrease (increase) in:
  rents receivable.............................................................              213,021       (71,335)
  accounts receivable--affiliate...............................................              440,468       (85,894)
 Increase (decrease) in:
  accrued interest.............................................................               (1,836)      (29,274)
  accrued liabilities..........................................................              (15,930)       40,142
  accrued liabilities--affiliate...............................................              (86,970)        4,621
  deferred rental income.......................................................               (2,443)        1,093
                                                                                 -------------------  ------------
    Net cash from operating activities.........................................            1,742,380     2,762,673
                                                                                 -------------------  ------------

Cash flows from (used in) investing activities:
 Investment in Banyan stock....................................................             (512,153)           --
 Note receivable--Banyan.......................................................             (771,450)           --
 Purchase of equipment.........................................................                   --      (245,280)
 Proceeds from equipment sales/exchange........................................            1,110,161     2,527,893
                                                                                 -------------------  ------------
    Net cash from (used in) investing activities...............................             (173,442)    2,282,613
                                                                                 -------------------  ------------
                                                                                 -------------------  ------------
Cash flows used in financing activities:
 Principal payments--notes payable.............................................             (144,594)   (1,969,454)
 Distributions paid............................................................             (544,995)   (1,816,660)
                                                                                 -------------------  ------------
    Net cash used in financing activities......................................             (689,589)   (3,786,114)
                                                                                 -------------------  ------------
Net increase in cash and cash equivalents......................................              879,349     1,259,172

Cash and cash equivalents at beginning of period...............................            1,709,301     1,832,111
                                                                                 -------------------  ------------
Cash and cash equivalents at end of period.....................................  $         2,588,650  $  3,091,283
                                                                                 -------------------  ------------
                                                                                 -------------------  ------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest......................................  $             5,224  $     98,439
                                                                                 -------------------  ------------
                                                                                 -------------------  ------------

    Supplemental disclosure of non-cash investing activity:

    The Partnership sold its interests in a vessel and certain railroad equipment on September 30, 1996. The Partnership received net sale proceeds of $3,104,537, a portion of which was used to repay the outstanding principal balance of notes payable associated with the vessel of $65,690. The remainder, $3,038,847, was deposited into an escrow account and transferred to the Partnership on October 3, 1996. See also Results of Operations.


              The accompanying notes are an integral part
                       of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                              September 30, 1997

                                  (UNAUDITED)



NOTE 1--BASIS OF PRESENTATION
-----------------------------

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.


NOTE 2--CASH
------------

    At September 30, 1997, the Partnership had $2,480,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION
---------------------------

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $438,590 are due as follows:


For the year ending September 30, 1998                 $ 392,086
                                  1999                    46,504
                                                       ---------

                                 Total                 $ 438,590
                                                       ---------
                                                       ---------

    The Partnership entered into a new 18-month lease agreement with Transmeridian Airlines for its proportionate interest in a Boeing 727 aircraft at a base rent to the Partnership of $17,920 per month for 8 months and $15,680 per month for 10 months.

NOTE 4--EQUIPMENT
-----------------

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                      NOTES TO THE FINANCIAL STATEMENTS

                                  (Continued)

                                                                  REMAINING
                                                                 LEASE TERM    EQUIPMENT
EQUIPMENT TYPE                                                    (MONTHS)      AT COST
--------------                                                  -----------  ------------

Aircraft........................                                      13-16  $  4,596,188
Materials handling..............                                       0-20     1,105,942
Retail store fixtures...........                                          0       247,961
Communications..................                                          0       226,017
Furniture and fixtures..........                                          0         5,636
Computers and peripherals.......                                          0         3,459
                                                                                -----------

                                                       Total equipment cost      6,185,203

                                                   Accumulated depreciation     (6,018,512)
                                                                                -----------
                                 Equipment, net of accumulated depreciation     $   166,691
                                                                                -----------
                                                                                -----------

    At September 30, 1997, the Partnership's equipment portfolio included equipment having a proportionate original cost of $4,596,189, representing approximately 74% of total equipment cost.

    The summary above includes equipment held for sale or re-lease which has been fully depreciated with a cost of approximately $188,000, at September 30, 1997. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month- to-month basis.

NOTE 5--INVESTMENT IN BANYAN
----------------------------

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                 (Continued)

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Partnership. A distribution of $68,287 ($0.20 per share) is scheduled to be paid to the Partnership on or before November 15, 1997.

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

NOTE 6--RELATED PARTY TRANSACTIONS
----------------------------------

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                       1997        1996
                                                    ----------  ----------

Equipment management fees.........................  $   73,441  $  168,920
Administrative charges............................      40,959      15,750
Reimbursable operating expenses
  due to third parties............................     236,665     278,534
                                                    ----------  ----------
                 Total............................  $  351,065  $  463,204
                                                    ----------  ----------
                                                    ----------  ----------


    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $43,890 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)

NOTE 7--LEGAL PROCEEDINGS
-------------------------

    On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States
District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for a hearing on EFG's motion in December 1997. The Partnership has not experienced any material losses as a result of this action.

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

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

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

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

OVERVIEW
--------

    The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Accordingly, the General Partner is pursuing the remarketing of all of the Partnership's remaining equipment. Currently, the General Partner anticipates that it will wind-up the operations of the Partnership and make a liquidating distribution to the Partners, net of any cash reserves which the General Partner may consider appropriate, possibly by December 31, 1998.

RESULTS OF OPERATIONS
---------------------

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $137,611 and $1,468,972, respectively, compared to $1,498,156 and $3,339,961 for the same periods in 1996. Lease revenue during the nine months ended September 30, 1997 includes the receipt of prepaid contractual rental obligations of $991,703 associated with the exchange of the Partnership's interest in the vessel (see discussion below). The decrease in lease revenue from 1996 to 1997 reflects renewal lease expirations and the sale or exchange of equipment. In addition, lease revenue for the three and nine months ended September 30, 1996 included the receipt of $846,649 of lease termination rents received in connection with the sale of the Partnership's interest in two Boeing 727-Advanced aircraft in July 1996 (see discussion below). The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    During the three months ending September 30, 1997, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $18,760. During the nine months ended September 30, 1997, the Partnership sold or exchanged

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


equipment having a net book value of $1,385,750, to existing lessees and third parties. These transactions resulted in a net loss, for financial statement purposes, of $275,589. The equipment transactions included the Partnership's interest in a vessel with an original cost and net book value of $3,666,680 and $1,385,750, respectively. In connection with this transaction, the Partnership realized proceeds of $1,027,101, which resulted in a net loss for financial statement purposes, of $358,649. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement, as described above. See below for further discussion related to the vessel.

    On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by KGJS/Gearbulk Holdings Limited (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, including 1,987,000 shares (at $1.50 per share) of common stock in Banyan Strategic Land Fund II ("Banyan") and a purchase money note of $8,219,500 (the "Note"). Banyan is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. Banyan, at the time of the exchange transaction, held certain real estate investments, the only one of which remained unsold at September 30, 1997 being a 274 acre site near Malibu, California ("Rancho Malibu").

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

    Cash equal to the amount of the Banyan Note was placed in escrow for the benefit of Banyan in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Banyan agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Banyan's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Banyan, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Banyan's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to 3 years and an increase in size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Banyan, EFG or any affiliate; and (ii) an amendment extending Banyan's life to perpetual and changing its name. Contemporaneously with the Consent being obtained, Banyan declared a $0.20 per share distribution to be paid on all shares, including those beneficially owned by the Partnership. A distribution of $68,287 ($0.20 per share) is scheduled to be paid to the Partnership on or before November 15, 1997.

    The General Partner believes that the underlying tangible assets of Banyan, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Banyan's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


    For the three and nine months ended September 30, 1996, the Partnership sold equipment having a net book value of $4,614,169 and $4,679,301, respectively, to existing lessees and third parties. These sales resulted in net gains for financial statement purposes of $762,202 and $953,129, respectively. These equipment sales included the sale of the Partnership's interest in two Boeing 727-Advanced jet aircraft with an original cost and net book value of $7,622,493, and $1,188,593, respectively, which the Partnership sold to the existing lessee in July 1996. In connection with these sales, the Partnership realized sale proceeds of $1,959,671, which resulted in a net gain, for financial statement purposes, of $771,078. This equipment was sold prior to the expiration of the related lease term. The Partnership realized lease termination rents equal to $846,649, relating to these aircraft. In addition, equipment sales included the Partnership's interest in a vessel with an original cost and net book value of $1,829,796 and $782,887, respectively which the Partnership sold to a third party in September 1996. In connection with this sale, the Partnership realized net sale proceeds of $603,243 which resulted in a net loss, for financial statement purposes, of $179,644. This equipment was sold prior to the expiration of the related lease term. The Partnership also sold its interest in certain railroad equipment with an original cost and net book value of $4,692,023 and $2,584,785, respectively, to a third party. The Partnership realized net sale proceeds of $2,501,294, which resulted in a net loss, for financial statement purposes, of $83,491. This equipment was sold prior to the expiration of the related lease term. The sales of the Partnership's interests in the vessel and railroad equipment were effected in connection with a joint remarketing effort involving 15 individual leasing programs sponsored by AFG, consisting of the Partnership and 14 affiliates.

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

    Depreciation expense for the three and nine months ended September 30, 1997 was $86,764 and $306,343, respectively, compared to $307,124 and $1,357,866 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $3,388, or less than 1% of lease revenue for the nine months ended September 30, 1997 compared to $4,825 and $69,165, or less than 1% and 2.1% of lease revenue for the three

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


and nine months ended September 30, 1996. The Partnership's notes payable were fully amortized during the nine months ended September 30, 1997.

    Management fees were 5% of lease revenue for each of the three and nine month periods ended September 30, 1997, respectively, compared to 4.9% and 5.1% of lease revenue during the same periods in 1996. Management fees during the nine months ended September 30, 1996, include $6,065 resulting from an underaccrual in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Significant operating expenses were incurred during the nine months ended September 30, 1997 and 1996 due to heavy maintenance and airframe overhaul costs incurred or accrued in connection with the Partnership's interests in two Boeing 727 aircraft. Certain of the costs incurred in the first quarter of 1996 were subsequently reimbursed by the former lessee of the related aircraft during the third quarter of 1996. In 1996, the Partnership entered into a new 36-month lease agreement with Sunworld International Airlines, Inc. to re-lease one of the aircraft. The second aircraft was re-leased to Transmeridian Airlines beginning April 1997 at a base rent to the Partnership of $17,920 per month for 8 months and $15,680 per month for 10 months. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS
------------------------------------------------------------

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,742,380 and $2,762,673 for the nine months ended September 30, 1997 and 1996, respectively. Net cash from operating activities in both 1997 and 1996 included lease termination rents as described above. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Partnership realized net cash proceeds of $1,110,161, including proceeds from the

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


exchange transaction, compared to $2,527,893 for the same period in 1996. At September 30, 1996, cash in the amount of $3,038,847, representing the net sales proceeds resulting from the Partnerships sale of its interest in a vessel and certain railroad equipment less an associated debt repayment, was escrowed and transferred to the Partnership on October 3, 1996. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. During the nine months ended September 30, 1996, the Partnership expended $245,280 to replace certain aircraft engines to facilitate the re-lease of an aircraft to Transmeridian Airlines, discussed above. There were no equipment acquisitions during the same period in 1997.

    As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash and is the beneficial owner of 341,435 shares of Banyan common stock valued at $512,153 ($1.50 per share) and holds a beneficial interest in the Banyan Note of $771,450.

    The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during the nine months ended September 30, 1997.

    Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $544,995. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $517,745, and the General Partner was allocated 5%, or $27,250. The third quarter 1997 cash distribution was paid on October 14, 1997.

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

                AMERCIAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                 By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.

                 By:    /s/ Michael J. Butterfield
                        ---------------------------------------------
                        Michael J. Butterfield
                        Treasurer of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Accounting Officer)

                 Date:  November 14, 1997

                 By:    /s/ Gary M. Romano
                        ----------------------------------------------
                        Gary M. Romano
                        Clerk of AFG Leasing IV Incorporated
                        (Duly Authorized Officer and
                        Principal Financial Officer)

                 Date:  November 14, 1997