Form 10-Q
period 1998-03-31
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1998-05-15
CIK 847557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                               ------------------------------------------------

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from  ------------------------- to ---------------

                             -------------------------

For Quarter Ended March 31, 1998                     Commission File No. 0-18364

                American Income Partners V-A Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                                04-3057303
-------------------------------------                       -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

88 Broad Street, Boston, MA                                  02110
-----------------------------------                         -------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                      --------------------

              (Former name, former address and former fiscal year,
                         if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

Yes / /  No / /

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                               3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                    4

      Statement of Changes in Partners' Capital
         for the three months ended March 31, 1998                             5

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                    6

      Notes to the Financial Statements                                     7-11

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            12-15

PART II.  OTHER INFORMATION:

   Items 1 - 6                                                                16

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)


                                                       March 31,    December 31,
                                                         1998          1997
                                                      -----------   -----------
ASSETS

Cash and cash equivalents                             $ 2,627,137   $ 2,614,272

Rents receivable                                            2,699         3,971

Accounts receivable - affiliate                            53,896        67,828

Notes receivable - affiliate                              771,450       771,450

Investment securities - affiliate                         298,756       256,076

Equipment at cost, net of accumulated depreciation
   of $5,720,390 and $5,824,458 at March 31, 1998
   and December 31, 1997, respectively                         --        80,952
                                                      -----------   -----------

      Total assets                                    $ 3,753,938   $ 3,794,549
                                                      -----------   -----------
                                                      -----------   -----------

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                   $    10,662   $     9,200
Accrued liabilities - affiliate                            10,711        16,868
Deferred rental income                                     24,378        10,358

Cash distributions payable to partners                    136,250       136,250
                                                      -----------   -----------

      Total liabilities                                   182,001       172,676
                                                      -----------   -----------
Partners' capital (deficit):
   General Partner                                     (1,352,375)   (1,349,878)

   Limited Partnership Interests
   (1,380,661 Units; initial purchase price
      of $25 each)                                      4,924,312     4,971,751
                                                      -----------   -----------

      Total partners' capital                           3,571,937     3,621,873
                                                      -----------   -----------

      Total liabilities and partners' capital         $ 3,753,938   $ 3,794,549
                                                      -----------   -----------
                                                      -----------   -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                           1998         1997
                                                        -----------  -----------
Income:

   Lease revenue                                        $   117,616  $   245,447

   Interest income                                           33,315       24,940

   Interest income - affiliate                               19,286           --

   Gain on sale of equipment                                     --       44,300
                                                        -----------  -----------

      Total income                                          170,217      314,687
                                                        -----------  -----------


Expenses:

   Depreciation                                              80,952      120,331

   Interest expense                                              --        2,363

   Equipment management fees - affiliate                      5,881       12,272

   Operating expenses - affiliate                            39,750      109,599
                                                        -----------  -----------

      Total expenses                                        126,583      244,565
                                                        -----------  -----------

Net income                                              $    43,634  $    70,122
                                                        -----------   -----------
                                                        -----------   -----------

Net income
   per limited partnership unit                         $      0.03  $      0.05
                                                        -----------   -----------
                                                        -----------   -----------

Cash distribution declared
   per limited partnership unit                         $      0.09  $      0.12
                                                        -----------   -----------
                                                        -----------   -----------


                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL for the three
                           months ended March 31, 1998

                                   (Unaudited)

                                     General        Recognized Owners
                                     Partner    ------------------------
                                     Amount         Units       Amount        Total
                                  -----------   -----------  -----------   -----------

Balance at December 31, 1997      $(1,349,878)    1,380,661  $ 4,971,751   $ 3,621,873

   Net income                           2,182            --       41,452        43,634

   Unrealized gain on investment
     securities - affiliate             2,134            --       40,546        42,680
                                  -----------   -----------  -----------   -----------

Comprehensive income                    4,316            --       81,998        86,314
                                  -----------   -----------  -----------   -----------

Cash distribution declared             (6,813)           --     (129,437)     (136,250)
                                  -----------   -----------  -----------   -----------

Balance at March 31, 1998         $(1,352,375)    1,380,661  $ 4,924,312   $ 3,571,937
                                  -----------   -----------  -----------   -----------
                                  -----------   -----------  -----------   -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                          1998          1997
                                                      -----------   -----------
Cash flows from (used in) operating activities:
Net income                                            $    43,634   $    70,122

Adjustments to reconcile net income
   to net cash from operating activities:
      Depreciation                                         80,952       120,331
      Gain on sale of equipment                                --       (44,300)

Changes in assets and liabilities
   Decrease in:
      Rents receivable                                      1,272        17,947
      Accounts receivable - affiliate                      13,932       445,232
   Increase (decrease) in:
      Accrued interest                                         --          (426)
      Accrued liabilities                                   1,462         9,888
      Accrued liabilities - affiliate                      (6,157)      (71,265)
      Deferred rental income                               14,020        (1,228)
                                                      -----------   -----------

         Net cash from operating activities               149,115       546,301
                                                      -----------   -----------

Cash flows from investing activities:
   Proceeds from equipment sales                               --        44,300
                                                      -----------   -----------

         Net cash from investing activities                    --        44,300
                                                      -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable                          --       (35,694)
   Distributions paid                                    (136,250)     (181,665)
                                                      -----------   -----------

         Net cash used in financing activities           (136,250)     (217,359)
                                                      -----------   -----------

Net increase in cash and cash equivalents                  12,865       373,242

Cash and cash equivalents at beginning of period        2,614,272     1,709,301
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 2,627,137   $ 2,082,543
                                                      -----------   -----------
                                                      -----------   -----------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $        --   $     2,789
                                                      -----------   -----------
                                                      -----------   -----------

Supplemental disclosure of non-cash activities:
      See Note 5 to the financial statements regarding the recognition of an unrealized gain on the Partnership's investment securities - affiliate during the three months ended March 31, 1998.



                   The accompanying notes are an integral part
                         of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)
NOTE 1 - BASIS OF PRESENTAT

      The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

      In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.

      As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital, to be included in comprehensive income. During the first quarter of 1998, total comprehensive income amounted to $86,314.

NOTE 2 - CASH

      At March 31, 1998, the Partnership had $2,484,270 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $239,623 are due as follows:


   For the year ending March 31, 1999    $      239,236
                                 2000               387
                                         --------------

                                 Total   $      239,623
                                         --------------
                                         --------------


NOTE 4 - EQUIPMENT

      The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                          Remaining
                                          Lease Term           Equipment
   Equipment Type                          (Months)             at Cost
   --------------                          --------             -------
Aircraft                                    7-10              $4,596,188
Materials handling                          0-14               1,074,110
Communications                                 0                  40,997
Furniture and fixtures                         0                   5,636
Computers and peripherals                      0                   3,459
                                                              ----------

                            Total equipment cost               5,720,390

                        Accumulated depreciation              (5,720,390)
                                                              -----------

      Equipment, net of accumulated depreciation              $       --
                                                              ----------
                                                              ----------


      At March 31, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $4,596,188 representing approximately 80% of total equipment cost.

      The summary above includes equipment held for sale or re-lease which had been fully depreciated with a cost of approximately $3,500. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

      On April 30, 1997, the vessel partnerships, in which the Partnership and certain affiliated investment programs are limited partners and through which the Partnership and the affiliated investment programs shared economic interests in three cargo vessels (the "Vessels") leased by Gearbulk Shipowning Ltd (formerly Kristian Gerhard Jebsen Skipsrederi A/S) (the "Lessee"), exchanged their ownership interests in the Vessels for aggregate consideration of $11,565,375, consisting of 1,987,000 newly issued shares (at $1.50 per share) of common stock in Semele Group, Inc. ("Semele") (formerly Banyan Strategic Land Fund II), a purchase money note of $8,219,500 (the "Note") and cash of $365,375. Semele is a Delaware corporation organized on April 14, 1987 and has its common stock listed on NASDAQ. At the date of the exchange transaction, the common stock of Semele had a net book value of approximately $1.50 per share and closing market value of $1.00 per share. Semele has one principal real estate asset consisting of an undeveloped 274 acre parcel of land near Malibu, California ("Rancho Malibu").

      The exchange was organized through an intermediary company (Equis Exchange LLC, 99% owned by Semele and 1% owned by EFG), which was established for the sole purpose of facilitating the exchange. There were no fees paid to EFG by Equis Exchange LLC or Semele or by any other party that otherwise would not have been paid to EFG had the Partnership sold its beneficial interest in the Vessels directly to the Lessee. The Lessee prepaid all of its remaining contracted rental obligations and purchased the Vessels in two closings occurring on May 6, 1997 and May 12, 1997. The Note was repaid with $3,800,000 of cash and delivery of a $4,419,500 note from Semele (the "Semele Note").

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

      As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash, became the beneficial owner of 341,435 shares of Semele common stock (valued at $512,153 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $771,450. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $19,286 related to the Semele Note during the three months ended March 31, 1998. The Partnership's interest in the vessel had an original cost and net book value of $3,666,680 and $1,385,750, respectively. The proceeds realized by the Partnership of $1,027,101 resulted in a net loss, for financial statement purposes, of $358,649. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $991,703.

      Cash equal to the amount of the Semele Note was placed in escrow for the benefit of Semele in a segregated account pending the outcome of certain shareholder proposals. Specifically, as part of the exchange, Semele agreed to seek consent ("Consent") from its shareholders to: (1) amend its certificate of incorporation and by-laws; (2) make additional amendments to restrict the acquisition of its common stock in a way to protect Semele's net operating loss carry-forwards, and (3) engage EFG to provide administrative services to Semele, which services EFG will provide at cost. On October 21, 1997, such Consent was obtained from Semele's shareholders. The Consent also allowed for (i) the election of a new Board of Directors nominated by EFG for terms of up to three years and an increase in the size of the Board to as many as nine members, provided a majority of the Board shall consist of members independent of Semele, EFG or any affiliate; and (ii) an amendment extending Semele's life to perpetual and changing its name from Banyan Strategic Land Fund II. Contemporaneously with the Consent being obtained, Semele declared a $0.20 per share dividend to be paid on all shares, including those beneficially owned by the Partnership. A dividend of $68,287 was paid to the Partnership on November 17, 1997. This dividend represented a return of equity to the Partnership, which proportionately reduced the Partnership's investment in Semele. Subsequent to the exchange transaction, Gary D. Engle, President and Chief Executive Officer of EFG, was elected to the Board of Directors and appointed Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG was appointed Semele's President and Chief Operating Officer, and elected to the Board of Directors.

      In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $0.875 per share (the quoted price of the Semele stock on NASDAQ at March 31, 1998) resulting in an unrealized gain in 1998 of $42,680. This gain was reported as a component of comprehensive income, included in partners' capital.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                             1998           1997
                                          ---------      ---------
   Equipment management fees              $   5,881      $  12,272
   Administrative charges                    14,709          9,141
   Reimbursable operating expenses
      due to third parties                   25,041        100,458
                                          ---------      ---------

                       Total              $  45,631      $ 121,871
                                          ---------      ---------
                                          ---------      ---------


      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $53,896 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

NOTE 7 - LEGAL PROCEEDINGS

      On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

      The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

      On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)

securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

      There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

      On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG recently filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The Partnership does not anticipate that it will experience any material losses as a result of this action.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Certain statements in this quarterly report of American Income Partners V-A Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"), to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. EFG's computer programs were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

      The Partnership was organized in 1989 as a direct-participation equipment leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The value of the Partnership's equipment portfolio decreases over time due to depreciation resulting from age and usage of the equipment, as well as technological changes and other market factors. In addition, the Partnership does not replace equipment as it is sold; therefore, its aggregate investment value in equipment declines from asset disposals occurring in the normal course. The Partnership's stated investment objectives and policies contemplated that the Partnership would wind-up its operations within approximately seven years of its inception. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

Results of Operations

      For the three months ended March 31, 1998, the Partnership recognized lease revenue of $117,616 compared to $245,447 for the same period in 1997. The decrease in lease revenue between 1997 and 1998 was expected and resulted principally from renewal lease term expirations, the sale of equipment and the exchange in the second quarter of 1997 of the Partnership's interest in a vessel for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II) ("Semele"), a note receivable from Semele and cash (see Note 5 to the financial statements herein). During the three months ended March 31, 1997, the Partnership recognized revenue of $157,282 related to this vessel. In the future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

      The Partnership's equipment portfolio includes certain assets in which the Partnership holds a proportionate ownership interest. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. Proportionate equipment ownership enables the Partnership to further diversify its equipment

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

      Interest income for the three months ended March 31, 1998 was $52,601 compared to $24,940 for the same period in 1997. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1998 included $19,286 earned on the note receivable from Semele. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.

      For the three months ended March 31, 1997, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $44,300. There were no equipment sales during the three months ended March 31, 1998.

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

      Depreciation expense was $80,952 and $120,331 for the three months ending March 31, 1998 and 1997, respectively. The Partnership's equipment was fully depreciated at March 31, 1998.

      Interest expense was $2,363, or 1% of lease revenue for the three months ended March 31, 1997. There was no interest expense for the same period in 1998 as the Partnership's notes payable were fully amortized during 1997.

      Management fees were 5% of lease revenue for the three months ended March 31, 1998 and 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $39,750 for the three months ended March 31, 1998 compared to $109,599 for the same period in 1997. Significant operating expenses were incurred in 1997 due to heavy maintenance and airframe overhaul costs incurred or accrued to facilitate the remarketing of two Boeing 727 aircraft in which the Partnership has an

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

ownership interest. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

      The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. In addition, in 1997 such cash inflows were used to satisfy debt service obligations associated with leveraged leases. Operating activities generated net cash inflows of $149,115 and $546,301 for the three months ended March 31, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

      Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1997, the Partnership realized $44,300 in equipment sale proceeds. There were no equipment sales during the three months ending March 31, 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

      In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $0.875 per share (the quoted price of the Semele stock on NASDAQ at March 31, 1998) resulting in an unrealized gain in 1998 of $42,680. This gain was reported as a component of comprehensive income, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carryforwards and can provide an attractive economic return to the Partnership.

      The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during 1997.

      Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $136,250. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $129,437, and the General Partner was allocated 5%, or $6,813. The first quarter 1998 cash distribution was paid on April 14, 1998.

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

      The future liquidity of the Partnership will be influenced by the foregoing, as well as the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from the collection of contractual rents, the outcome of residual activities and the Partnership's available cash will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Partnership's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. In addition, the Partnership may be required to incur asset refurbishment or upgrade costs in connection with future remarketing activities. Accordingly, fluctuations in the level of future quarterly cash distributions are anticipated.

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


                     By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                     By:   /s/  Michael J. Butterfield
                           --------------------------------------------
                           Michael J. Butterfield
                           Treasurer of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Accounting Officer)


                     Date: May 15, 1998
                           --------------------------------------------


                     By:   /s/  Gary Romano
                           --------------------------------------------
                           Gary M. Romano
                           Clerk of AFG Leasing IV Incorporated
                           (Duly Authorized Officer and
                           Principal Financial Officer)


                     Date: May 15, 1998
                           --------------------------------------------