Form 10-Q
period 1998-06-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1998-08-14
CIK 847557

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               -------------------------------------------------

                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                              ________________________


For Quarter Ended June 30, 1998              Commission File No. 0-18364


                   American Income Partners V-A Limited Partnership
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

Massachusetts                                     04-3057303
-----------------------------------------       --------------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                   Identification No.)

88 Broad Street, Boston, MA                       02110
-----------------------------------------       --------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes   X   No
                                                      -----    -----

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes   X   No
                                                           -----    -----

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                     FORM 10-Q

                                       INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.   Financial Statements

          Statement of Financial Position
               at June 30, 1998 and December 31, 1997                          3

          Statement of Operations
               for the three and six months ended June 30, 1998 and 1997       4

          Statement of Changes in Partners' Capital
               for the six months ended June 30, 1998                          5

          Statement of Cash Flows
               for the six months ended June 30, 1998 and 1997                 6

          Notes to the Financial Statements                                 7-11


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         12-16


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                              17

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                          STATEMENT OF FINANCIAL POSITION
                        June 30, 1998 and December 31, 1997

                                    (Unaudited)


                                                              June 30,    December 31,
                                                               1998           1997
                                                            ----------    ------------
ASSETS
------
Cash and cash equivalents                                  $ 2,517,322    $ 2,614,272
Rents receivable                                                22,242          3,971
Accounts receivable - affiliate                                 26,156         67,828
Note receivable - affiliate                                    771,450        771,450
Investment securities - affiliate                              277,416        256,076
Equipment at cost, net of accumulated depreciation
 of $5,705,989 and $5,824,458 at June 30, 1998
 and December 31, 1997, respectively                                --         80,952
                                                           -----------    -----------
     Total assets                                          $ 3,614,586    $ 3,794,549
                                                           ===========    ===========

LIABILITIES AND PARTNERS' CAPITAL


Accrued liabilities                                        $   295,138    $     9,200
Accrued liabilities - affiliate                                  1,653         16,868
Deferred rental income                                          10,005         10,358
Cash distributions payable to partners                         136,250        136,250
                                                           -----------    -----------
     Total liabilities                                         443,046        172,676
                                                           -----------    -----------
Partners' capital (deficit):
 General Partner                                            (1,372,395)    (1,349,878)
 Limited Partnership Interests
 (1,380,661 Units; initial purchase price of $25 each)       4,543,935      4,971,751
                                                           -----------    -----------
     Total partners' capital                                 3,171,540      3,621,873
                                                           -----------    -----------
     Total liabilities and partners' capital               $ 3,614,586    $ 3,794,549
                                                           ===========    ===========


                    The accompanying notes are an integral part
                           of these financial statements.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                              STATEMENT OF OPERATIONS
             for the three and six months ended June 30, 1998 and 1997

                                    (Unaudited)


                                                    Three Months                   Six Months
                                                   Ended June 30,                Ended June 30,
                                                 1998          1997            1998          1997
                                              ---------     ----------      ---------     ----------
Income:

    Lease revenue                             $ 125,701     $1,085,914      $ 243,317     $1,331,361

    Interest income                              32,284         23,172         65,599         48,112

    Interest income - affiliate                  19,501             --         38,787             --

    Gain on sale of equipment                     2,300         20,000          2,300         64,300

    Loss on exchange of equipment                    --       (358,649)            --       (358,649)
                                              ---------     ----------      ---------     ----------

    Total income                                179,786        770,437        350,003      1,085,124
                                              ---------     ----------      ---------     ----------


Expenses:

    Depreciation                                     --         99,248         80,952        219,579

    Interest expense                                 --          1,025             --          3,388

    Equipment management fees
    - affiliate                                   6,193         54,296         12,074         66,568

    Operating expenses - affiliate              416,400         69,904        456,150        179,503
                                              ---------     ----------      ---------     ----------

    Total expenses                              422,593        224,473        549,176        469,038
                                              ---------     ----------      ---------     ----------

Net income (loss)                             $(242,807)    $  545,964      $(199,173)    $  616,086
                                              =========     ==========      =========     ==========

Net income (loss)
  per limited partnership unit                $   (0.17)    $     0.38      $   (0.14)    $     0.42
                                              =========     ==========      =========     ==========

Cash distributions declared
  per limited partnership unit                $    0.09     $     0.13      $    0.19     $     0.25
                                              =========     ==========      =========     ==========


                    The accompanying notes are an integral part
                           of these financial statements.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                     STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                       for the six months ended June 30, 1998

                                     (Unaudited)


                                              General            Recognized Owners
                                              Partner
                                               Amount          Units         Amount          Total
                                            -----------      ---------     ----------     ----------
Balance at December 31, 1997
                                            $(1,349,878)     1,380,661     $4,971,751     $3,621,873
 Net loss
                                                 (9,959)            --       (189,214)      (199,173)
 Unrealized gain on investment
 securities - affiliate                           1,067             --         20,273         21,340
                                            -----------      ---------     ----------     ----------
Comprehensive loss                               (8,892)            --       (168,941)      (177,833)
                                            -----------      ---------     ----------     ----------
Cash distributions declared                     (13,625)            --       (258,875)      (272,500)
                                            -----------      ---------     ----------     ----------
Balance at June 30, 1998                    $(1,372,395)     1,380,661     $4,543,935     $3,171,540
                                            ===========      =========     ==========     ==========


                    The accompanying notes are an integral part
                           of these financial statements.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                              STATEMENT OF CASH FLOWS
                  for the six months ended June 30, 1998 and 1997

                                    (Unaudited)


                                                                                   1998           1997
                                                                                ----------     ----------
Cash flows from (used in) operating activities:
Net income (loss)                                                               $ (199,173)    $  616,086
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
      Depreciation                                                                  80,952        219,579
      Gain on sale of equipment                                                     (2,300)       (64,300)
      Loss on exchange of equipment                                                     --        358,649
      Non-cash proceeds on termination rents                                            --       (256,502)

Changes in assets and liabilities
  Decrease (increase) in:
      rents receivable                                                             (18,271)       211,786
      accounts receivable - affiliate                                               41,672        403,534
  Increase (decrease) in:
      accrued interest                                                                  --         (1,836)
      accrued liabilities                                                          285,938        (23,430)
      accrued liabilities - affiliate                                              (15,215)       (85,603)
      deferred rental income                                                          (353)        (1,306)
                                                                                ----------     ----------
       Net cash from operating activities                                          173,250      1,376,657
                                                                                ----------     ----------
Cash flows from investing activities:
  Proceeds from equipment sales                                                      2,300         64,300
                                                                                ----------     ----------
       Net cash from investing activities                                            2,300         64,300
                                                                                ----------     ----------
Cash flows used in financing activities:
  Principal payments - notes payable                                                    --       (144,594)
  Distributions paidx                                                             (272,500)      (363,330)
                                                                                ----------     ----------
       Net cash used in financing activities                                      (272,500)      (507,924)
                                                                                ----------     ----------
Net increase (decrease) in cash and cash equivalents                               (96,950)       933,033

Cash and cash equivalents at beginning of period                                 2,614,272      1,709,301
                                                                                ----------     ----------
Cash and cash equivalents at end of period                                      $2,517,322     $2,642,334
                                                                                ==========     ==========
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                  $       --     $    5,224
                                                                                ==========     ==========
Supplemental disclosure of non-cash investing and financing activities:
      See Note 5 to the financial statements.


                    The accompanying notes are an integral part
                           of these financial statements.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         Notes to the Financial Statements
                                   June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.

     As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or partners' capital. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in partners' capital, to be included in comprehensive income. During the six months ended June 30, 1998, total comprehensive loss amounted to $177,833.

Certain reclassifications have been made to the financial statements for the six months ended June 30, 1997 to conform to the 1997 Annual Report presentation.

NOTE 2 - CASH
-------------

     At June 30, 1998, the Partnership had $2,409,658 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION
----------------------------

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time.
 The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $157,472 are due as follows:

     For the year ending June 30, 1999                 $154,562
                                  2000                    2,910
                                                       --------

                                 Total                 $157,472
                                                       ========


                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         Notes to the Financial Statements

                                    (Continued)


NOTE 4 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                 Remaining
                                                Lease Term  Equipment
     Equipment Type                              (Months)    at Cost
-------------------------                       ---------- -----------
Aircraft                                            4-7    $ 4,596,188
Materials handling                                 0-11      1,059,709
Communications                                        0         40,997
Furniture and fixtures                                0          5,636
Computers and peripherals                             0          3,459
                                                           -----------

                                   Total equipment cost      5,705,989
                               Accumulated depreciation     (5,705,989)
                                                           -----------
             Equipment, net of accumulated depreciation    $        --
                                                           ===========


     At June 30, 1998, the Partnership's equipment portfolio included equipment having a proportionate original cost of $4,596,188 representing approximately 81% of total equipment cost.

     The summary above includes equipment held for sale or re-lease which had been fully depreciated with a cost of approximately $3,500. The General Partner is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE
------------------------------------------------------------------------

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

     As a result of the exchange transaction and its original 46.46% beneficial ownership interest in Larkfield, one of the three Vessels, the Partnership received $735,201 in cash, became the beneficial owner of 341,435 shares of Semele common stock (valued at $512,153 ($1.50 per share) at the time of the exchange transaction) and received a beneficial interest in the Semele Note of $771,450. The Semele Note bears an annual interest rate of 10% and will be amortized over three years with mandatory principal reductions, if and to the extent that net proceeds are received by Semele from the sale or refinancing of Rancho Malibu. The Partnership recognized interest income of $38,787 related to the Semele Note during the six months ended June 30, 1998. The Partnership's interest in the vessel had an original cost and net book value of $3,666,680 and $1,385,750, respectively. The proceeds realized by the Partnership of $1,027,101 resulted in a net loss, for financial statement purposes, of $358,649. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement of $991,703.

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

     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998, Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 34,144 Shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $21,340. This gain was reported as a component of comprehensive loss, included in partners' capital.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         Notes to the Financial Statements

                                    (Continued)


NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such
expenditures.   Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                          1998           1997
                                        --------       --------
     Equipment management fees          $ 12,074       $ 66,568
     Administrative charges               29,418         26,250
     Reimbursable operating expenses
        due to third parties             426,732        153,253
                                        --------       --------

          Total                         $468,224       $246,071
                                        ========       ========


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $26,156 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1998.


NOTE 7 - LEGAL PROCEEDINGS
--------------------------

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         Notes to the Financial Statements

                                    (Continued)


     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Partnership and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Partnership does not anticipate that it will experience any material losses as a result of this action.

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


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997:

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


RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $125,701 and $243,317, respectively, compared to $1,085,914 and $1,331,361 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 reflects the effects of lease term expirations, the sale of equipment and the exchange in the second quarter of 1997 of the Partnership's interest in a vessel for consideration consisting of newly issued shares of common stock in Semele Group, Inc. (formerly Banyan Strategic Land Fund II)("Semele"), a note receivable from Semele and cash (see Note 5 to the financial statements herein). During the six months ended June 30, 1997, the Partnership recognized lease revenue of $1,110,453 related to this vessel. In the

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                     FORM 10-Q

                           PART I. FINANCIAL INFORMATION


future, lease revenue will continue to decline due to primary and renewal lease term expirations and the sale of equipment.

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

     For the three and six months ended June 30, 1998, the Partnership earned interest income of $51,785 and $104,386, respectively, compared to $23,172 and $48,112 for the same periods in 1997. Interest income during the three and six months ended June 30, 1998 included $19,501 and $38,787, respectively earned on the note receivable from Semele. Interest income is typically generated from temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate in relation to prevailing interest rates, the collection of lease revenue, and the proceeds from equipment sales.

     During the three and six months ended June 30, 1998, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $2,300.

     During the three and six months ended June 30, 1997, the Partnership sold equipment that had been fully depreciated to existing lessees and third parties. These transactions resulted in a net gain, for financial statement purposes, of $20,000 and $64,300, respectively. During the three months ended June 30, 1997, the Partnership also exchanged its interest in a vessel with an original cost and net book value of $3,666,680 and $1,385,750, respectively. In connection with this transaction, the Partnership realized proceeds of $1,027,101, which resulted in a net loss for financial statement purposes, of $358,649. In addition, as this vessel was disposed of prior to the expiration of the related lease term, the Partnership received a prepayment of the remaining contracted rent due under the vessel's lease agreement in the amount of $991,703. See below for further discussion related to the vessel.

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

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                     FORM 10-Q

                           PART I. FINANCIAL INFORMATION


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

     Depreciation expense for the six months ended June 30, 1998 was $80,952 compared to $219,579 for the same period in 1997. For the three months ended June 30, 1997, depreciation expense was $99,248. The Partnership's equipment portfolio became fully depreciated during the first quarter of 1998.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                     FORM 10-Q

                           PART I. FINANCIAL INFORMATION


     Interest expense was $1,025 and $3,388, or less than 1% of lease revenue for the three and six months ended June 30, 1997. The Partnership's notes payable were fully amortized during 1997.

     Management fees were approximately 5% of lease revenue for each of the three and six month periods ended June 30, 1998 and 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed. Operating expenses were $416,400 and $456,150 for the three and six months ended June 30, 1998, respectively, compared to $69,904 and $179,503 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $290,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. In addition, during the six months ended
June 30, 1998, the Partnership incurred legal fees related to certain other ongoing legal proceedings as described in Note 7 to the 1997 Annual Report. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to pay management fees and operating costs. In addition, in 1997 such cash inflows were used to satisfy debt service obligations associated with leveraged leases. Operating activities generated net cash inflows of $173,250 and $1,376,657 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Partnership realized net cash proceeds of $2,300 compared to $64,300 for the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     As a result of the exchange transaction (see Results of Operations) the Partnership holds a beneficial interest in the Semele Note of $771,450 and became the beneficial owner of 341,435 shares of Semele common stock valued at $512,153 ($1.50 per share) at the date of the transaction.

                  AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                     FORM 10-Q

                           PART I. FINANCIAL INFORMATION


     In accordance with the Financial Accounting Standard Board's Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. On June 30, 1998 Semele effected a 1-for-300 reverse stock split followed by a 30-for-1 forward stock split resulting in a reduction of the number of shares of Semele common stock owned by the Partnership to 34,144 shares. During the six months ended June 30, 1998, the Partnership increased the carrying value of its investment in Semele common stock to $8.125 per share (the quoted price of the Semele stock on NASDAQ at June 30, 1998) resulting in an unrealized gain in 1998 of $21,340. This gain was reported as a component of comprehensive loss, included in partners' capital. The General Partner believes that the underlying tangible assets of Semele, particularly the Rancho Malibu property, can be sold or developed on a tax free basis due to Semele's net operating loss carry forwards and can provide an attractive economic return to the Partnership.

     The Partnership obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. The Partnership's notes payable were fully amortized during 1997.

          Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $272,500. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $258,875, and the General Partner was allocated 5%, or $13,625. The second quarter 1998 cash distribution was paid on July 14, 1998.

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


                    Date:
                         --------------------------------------------


                    By:
                         --------------------------------------------
                         Gary M. Romano
                         Clerk of AFG Leasing IV Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                    Date:
                         --------------------------------------------

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


                    Date:  August 14, 1998
                         --------------------------------------------



                    By:  /S/  Gary Romano
                         --------------------------------------------
                         Gary M. Romano
                         Clerk of AFG Leasing IV Incorporated
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                    Date:  August 14, 1998
                         --------------------------------------------