Form 10-Q
period 1999-09-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 1999-11-12
CIK 847557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1999
                                  ----------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------



For Quarter Ended September 30, 1999                 Commission File No. 0-18364


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                          04-3057303
-------------------------------                    -----------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

88 Broad Street, Boston, MA                               02110
-------------------------------                    -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    ----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No______

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX



                                                                                   Page
                                                                                   ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1999 and December 31, 1998                              3

         Statement of Operations
              for the three and nine months ended September 30, 1999 and 1998          4

         Statement of Changes in Partners' Capital
              for the nine months ended September 30, 1999                             5

         Statement of Cash Flows
              for the nine months ended September 30, 1999 and 1998                    6

         Notes to the Financial Statements                                          7-13


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  14-19


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                      20

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                             September 30,      December 31,
                                                                 1999              1998
                                                              -----------       -----------
ASSETS

Cash and cash equivalents                                     $ 3,577,481       $ 2,448,960

Rents receivable                                                    1,256             6,643

Accounts receivable - affiliate                                     9,017           787,967

Note receivable - affiliate                                       771,450           771,450

Investment securities - affiliate                                 185,658           140,844

Equipment at cost, net of accumulated depreciation
   of $681,290 and $5,498,839 at September 30, 1999
   and December 31, 1998, respectively                                 --                --
                                                              -----------       -----------

         Total assets                                         $ 4,544,862       $ 4,155,864
                                                              ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                           $   262,801       $   350,276
Accrued liabilities - affiliate                                    10,725             6,864
Deferred rental income                                                 --             9,219
Other liabilities                                                      --           750,400
Cash distributions payable to partners                            136,250           136,250
                                                              -----------       -----------

         Total liabilities                                        409,776         1,253,009
                                                              -----------       -----------

Partners' capital (deficit):
   General Partner                                             (1,324,218)       (1,385,829)
   Limited Partnership Interests
   (1,380,661 Units; initial purchase price of $25 each)        5,459,304         4,288,684
                                                              -----------       -----------

         Total partners' capital                                4,135,086         2,902,855
                                                              -----------       -----------

         Total liabilities and partners' capital              $ 4,544,862       $ 4,155,864
                                                              ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                  Three Months                Nine Months
                                                Ended September 30,         Ended September 30,
                                                1999          1998          1999            1998
                                               -------      --------      ----------      ---------
Income:

    Lease revenue                              $18,818      $112,443      $   73,354      $ 355,760

    Interest income                             46,606        32,366         141,829         97,965

    Interest income - affiliate                 19,445        18,913          57,700         57,700

    Gain on sale of equipment                    2,000         3,425       1,568,063          5,725
                                               -------      --------      ----------      ---------

         Total income                           86,869       167,147       1,840,946        517,150
                                               -------      --------      ----------      ---------

Expenses:

    Depreciation                                    --            --              --         80,952

    Equipment management fees - affiliate          941         5,623           3,668         17,697

    Operating expenses - affiliate              55,752        48,198         241,110        504,348
                                               -------      --------      ----------      ---------

         Total expenses                         56,693        53,821         244,778        602,997
                                               -------      --------      ----------      ---------

Net income (loss)                              $30,176      $113,326      $1,596,168      $ (85,847)
                                               =======      ========      ==========      =========

Net income (loss)
  per limited partnership unit                 $  0.02      $   0.08      $     1.10      $   (0.06)
                                               =======      ========      ==========      =========

Cash distributions declared
  per limited partnership unit                 $  0.09      $   0.09      $     0.28      $    0.28
                                               =======      ========      ==========      =========


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                  for the nine months ended September 30, 1999

                                   (Unaudited)


                                        General            Recognized Owners
                                        Partner         --------------------------
                                         Amount           Units          Amount            Total
                                      -----------       ---------      -----------       -----------
Balance at December 31, 1998          $(1,385,829)      1,380,661      $ 4,288,684       $ 2,902,855

   Net income                              79,808              --        1,516,360         1,596,168

   Unrealized gain on investment
   securities - affiliate                   2,241              --           42,573            44,814
                                      -----------       ---------      -----------       -----------

Comprehensive income                       82,049              --        1,558,933         1,640,982
                                      -----------       ---------      -----------       -----------

Cash distributions declared               (20,438)             --         (388,313)         (408,751)
                                      -----------       ---------      -----------       -----------

Balance at September 30, 1999         $(1,324,218)      1,380,661      $ 5,459,304       $ 4,135,086
                                      ===========       =========      ===========       ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                  1999              1998
                                                               -----------       -----------
Cash flows from (used in) operating activities:
Net income (loss)                                              $ 1,596,168       $   (85,847)

Adjustments to reconcile net income (loss) to net
    cash from (used in) operating activities:
        Depreciation                                                    --            80,952
        Gain on sale of equipment                               (1,568,063)           (5,725)

Changes in assets and liabilities
    Decrease (increase) in:
        Rents receivable                                             5,387            (3,013)
        Accounts receivable - affiliate                            778,950            11,035
    Increase (decrease) in:
        Accrued liabilities                                        (87,475)          283,300
        Accrued liabilities - affiliate                              3,861            (7,581)
        Deferred rental income                                      (9,219)             (353)
        Other liabilities                                         (750,400)               --
                                                               -----------       -----------

          Net cash from (used in) operating activities             (30,791)          272,768
                                                               -----------       -----------

Cash flows from investing activities:
    Proceeds from equipment sales                                1,568,063             5,725
                                                               -----------       -----------

          Net cash from investing activities                     1,568,063             5,725
                                                               -----------       -----------

Cash flows used in financing activities:
    Distributions paid                                            (408,751)         (408,751)
                                                               -----------       -----------

          Net cash used in financing activities                   (408,751)         (408,751)
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents             1,128,521          (130,258)

Cash and cash equivalents at beginning of period                 2,448,960         2,614,272
                                                               -----------       -----------

Cash and cash equivalents at end of period                     $ 3,577,481       $ 2,484,014
                                                               ===========       ===========

Supplemental disclosure of non-cash activity:
     See Note 5 to the financial statements regarding the increase of the Partnership's carrying value of its investment securities - affiliate during the nine months ended September 30, 1999.


                     The accompanying notes are an integral
                       part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH

     At September 30, 1999, American Income Partners V-A Limited Partnership (the "Partnership") had $3,462,881 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 regarding the Class Action Lawsuit. Future minimum rents of $16,146 are due as follows:

     For the year ending September 30,  2000          $10,866
                                        2001            5,280
                                                      -------

                                        Total         $16,146
                                                      =======

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                                 Remaining
                                                                Lease Term        Equipment
        Equipment Type                                           (Months)           At Cost
        --------------                                           --------           -------
Materials handling                                                  0-8           $   640,298
Communications                                                        0                40,992
                                                                                  -----------

                                                   Total equipment cost               681,290

                                               Accumulated depreciation              (681,290)
                                                                                  -----------

                             Equipment, net of accumulated depreciation           $        --
                                                                                  ===========


     At September 30, 1999, the Partnership was not holding any equipment not subject to a lease and no equipment was held for sale or re-lease. The summary above also includes equipment being leased on a month to month basis.


NOTE 5 - INVESTMENT SECURITIES - AFFILIATE / NOTE RECEIVABLE - AFFILIATE

     As a result of an exchange transaction in 1997, the Partnership owns 34,144 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $771,450. The Semele Note matures in April 2000 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California ("Rancho Malibu"). The Partnership recognized interest income of $57,700 related to the Semele Note during each of the nine months ended September 30, 1999 and 1998.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 1999, the Partnership increased the carrying value of its investment in Semele common stock to $5.4375 per share (the quoted price on the NASDAQ SmallCap market at September 30, 1999), resulting in an unrealized gain of $44,814. This gain was reported as a component of comprehensive income included in partners' capital.


NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)



                                                       1999             1998
                                                     ---------        ---------
     Equipment management fees                       $   3,668        $  17,697
     Administrative charges                             74,903           44,127
     Reimbursable operating expenses
         due to third parties                          166,207          460,221
                                                     ---------        ---------

                                    Total            $ 244,778        $ 522,045
                                                     =========        =========


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1999, the Partnership was owed $9,017 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $19,000 and $13,000, respectively.


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

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


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

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Partnership, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Partnership for the disputed sales tax items referenced above. This matter did not have a material effect on the Partnership's financial position or results of operations.

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. The Plaintiffs intend to make a demand upon Northwest for settlement. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No date has been set by the Court. The General

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        Notes to the Financial Statements

                                   (Continued)


Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

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

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $18,818 and $73,354, respectively, compared to $112,443 and $355,760 for the same periods in 1998. The decrease in lease revenue between 1998 and 1999 resulted principally from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

     For the three and nine months ended September 30, 1999, the Partnership earned interest income of $66,051 and $199,529, respectively, compared to $51,279 and $155,665 for the same periods in 1998. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during the three and nine months ended September 30, 1999 included $19,445 and $57,700, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (see Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. In addition, the note receivable from Semele is scheduled to mature in April 2000.

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

     During the three and nine months ended September 30, 1999, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $2,000 and $1,568,063, respectively, compared to $3,425 and $5,725, respectively, on fully depreciated equipment for the same periods in 1998. The net gain in 1999 includes $1,523,200 related to the sale of the Partnership's interests in two aircraft (see further discussion below). The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

     Depreciation expense for the nine months ended September 30, 1998 was $80,952. The Partnership's equipment was fully depreciated during 1998. Management fees were 5% of lease revenue for each of the three and nine month periods ended September 30, 1999 and 1998.

     Operating expenses were $55,752 and $241,110 for the three and nine months ended September 30, 1999, respectively, compared to $48,198 and $504,348 for the same periods in 1998. Operating expenses in 1999 include approximately $26,000 related to the refurbishment of an aircraft engine (see discussion below) and an adjustment for 1998 actual administrative charges and third party costs of approximately $32,000. During the nine months ended September 30, 1998, the Partnership incurred or accrued $290,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, in 1999 the principal source of such cash resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $30,791 and a net cash inflow of $272,768 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Partnership realized $1,568,063 in equipment sale proceeds, compared to $5,725 for the same period in 1998. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


recognition of the sale until expiration of the return option on April 10, 1999. The Partnership's interest in the aircraft had a cost of $2,175,454 and was fully depreciated, resulting in a net gain, for financial statement purposes, of $548,800.

     In November 1998, the Programs entered into a separate agreement to sell their ownership interests in a different Boeing 727-251 ADV jet aircraft and three engines (collectively the "Aircraft") to a third party (the "Purchaser") for $4,350,000. In December 1998, the Purchaser remitted $3,350,000 for the Aircraft, excluding one of three engines which had been damaged while the Aircraft was leased to Transmeridian Airlines ("Transmeridian"). (See Note 7 to the accompanying financial statements regarding legal action undertaken by the Programs related to Transmeridian and the damaged engine). The Purchaser also deposited $1,000,000 into a third-party escrow account (the "Escrow") pending repair of the damaged engine and re-installation of the refurbished engine on the Aircraft. Upon installation, the escrow agent was obligated to transfer the Escrow amount plus interest thereon to the Programs. The engine was refurbished at the expense of the Programs. The associated cost was approximately $374,000, of which the Partnership's share was approximately $84,000. The Partnership accrued $58,000 of these costs in 1998 and the balance was accrued or incurred in the nine months ended September 30, 1999.

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

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $16,146 from contractual lease agreements (see Note 3 to the financial statements). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 1999, the Partnership recorded an unrealized gain on available-for-sale securities of $44,814. This gain was reported as a component of comprehensive income included in partners' capital.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 1999, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancing of $408,751. In accordance with the Restated Agreement, as amended, the Recognized Owners were allocated 95% of these distributions, or $388,313, and the General Partner was allocated 5%, or $ 20,438. The third quarter 1999 cash distribution was paid on October 15, 1999.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    Form 10-Q

                          PART I. FINANCIAL INFORMATION


the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a positive tax capital account balance.

     The outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect that the level of future quarterly cash distributions paid by the Partnership will be increased above amounts paid in the third quarter of 1999. The proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies.

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



                           AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


                       By: AFG Leasing IV Incorporated, a Massachusetts corporation and the General Partner of the Registrant.


                       By:      /s/  Michael J. Butterfield
                                -------------------------------------------
                                Michael J. Butterfield
                                Treasurer of AFG Leasing IV Incorporated
                                (Duly Authorized Officer and
                                Principal Accounting Officer)


                       Date:    November 12, 1999
                                -------------------------------------------


                       By:      /s/  Gary Romano
                                -------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Leasing IV Incorporated
                                (Duly Authorized Officer and
                                Principal Financial Officer)


                       Date:    November 12, 1999
                                -------------------------------------------