Form 10-Q
period 2000-09-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2000-11-14
CIK 847557

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from    to

                          Commission File No. 0-18364

               American Income Partners V-A Limited Partnership
            (Exact name of registrant as specified in its charter)

                  Massachusetts                             04-3057303
       (State or other jurisdiction of                    (IRS Employer
        Incorporation or organization)                  Identification No.)


          88 Broad Street, Boston, MA                         02110
        (Address of principal executive                    (Zip Code)
                    offices)

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

                                   FORM 10-Q

                                     INDEX

                                                                                                    Page
                                                                                                    ----
PART I.  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Statement of Financial Position
                    at September 30, 2000 and December 31, 1999................................        3

                  Statement of Operations
                    for the three and nine months ended September 30, 2000 and 1999............        4

                  Statement of Changes in Partners' Capital
                    for the nine months ended  September 30, 2000..............................        5

                  Statement of Cash Flows
                    for the nine months ended September 30, 2000 and 1999 .....................        6

                  Notes to the Financial Statements............................................     7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                    of Operations..............................................................    11-15

PART II. OTHER INFORMATION:

         Items 1-6.............................................................................       16


               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                                 September 30,          December 31,
                                                                                                       2000                 1999
                                                                                                       -----                ----
ASSETS
Cash and cash equivalents ..............................................................          $ 1,097,726           $ 3,397,803
Rents receivable .......................................................................                2,627                 1,766
Accounts receivable--affiliate .........................................................                9,904                 7,360
Investment in real estate venture ......................................................            2,111,133                  --
Note receivable--affiliate .............................................................              771,450               771,450
Investment securities--affiliate .......................................................              170,720               196,328
Equipment at cost, net of accumulated depreciation of $554,219 and
   $681,290 at September 30, 2000 and December 31, 1999, respectively ..................                   --                    --
                                                                                                  -----------           -----------
          Total assets .................................................................          $ 4,163,560           $ 4,374,707
                                                                                                  ===========           ===========


LIABILITIES AND PARTNERS' CAPITAL
Accrued liabilities ....................................................................          $   240,060           $   248,367
Accrued liabilities--affiliate .........................................................               19,940                 6,313
Deferred rental income .................................................................                1,800                    --
Cash distributions payable to partners .................................................                   --               136,250
                                                                                                  -----------           -----------
          Total liabilities ............................................................              261,800               390,930
                                                                                                  -----------           -----------
Partners' capital (deficit):
   General Partner .....................................................................           (1,335,883)           (1,331,783)
   Limited Partnership Interests (1,380,661 Units; initial purchase
     price of $25 each) ................................................................            5,237,643             5,315,560
                                                                                                  -----------           -----------
          Total partners' capital ......................................................            3,901,760             3,983,777
                                                                                                  -----------           -----------
          Total liabilities and partners' capital ......................................          $ 4,163,560           $ 4,374,707
                                                                                                  ===========           ===========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                       For the three months ended        For the nine months ended
                                                                             September 30,                     September 30,
                                                                          2000             1999              2000             1999
                                                                         ------           -------           -------          -------
Income:
   Lease revenue .............................................       $   18,577        $   18,818       $   65,109        $   73,354
   Interest income ...........................................           17,673            46,606           72,529           141,829
   Interest income--affiliate ................................           19,445            19,445           57,700            57,700
   Gain on sale of equipment .................................            4,900             2,000           19,400         1,568,063
                                                                     ----------        ----------       ----------        ----------
          Total income .......................................           60,595            86,869          214,738         1,840,946
                                                                     ----------        ----------       ----------        ----------


Expenses:
   Equipment management fees--affiliate ......................              928               941            3,255             3,668
   Operating expenses--affiliate .............................          121,521            55,752          219,025           241,110
   Partnership's share of unconsolidated real
     estate venture's loss ...................................           35,019                --           48,867                --
                                                                     ----------        ----------       ----------        ----------
          Total expenses .....................................          157,468            56,693          271,147           244,778
                                                                     ----------        ----------       ----------        ----------


Net (loss) income ............................................       $  (96,873)       $   30,176       $  (56,409)       $1,596,168
                                                                     ==========        ==========       ==========        ==========
Net (loss) income per limited partnership unit ...............       $    (0.07)       $     0.02       $    (0.04)       $     1.10
                                                                     ==========        ==========       ==========        ==========
Cash distributions declared per limited
   partnership unit ..........................................       $       --        $     0.09       $       --        $     0.28
                                                                     ==========        ==========       ==========        ==========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 For the nine months ended September 30, 2000
                                  (Unaudited)


                                                                 General
                                                                 Partner                 Recognized Owners
                                                                  Amount              Units             Amount             Total
                                                                ---------           ---------          -------            --------
Balance at December 31, 1999 ...........................       $(1,331,783)         1,380,661        $ 5,315,560        $ 3,983,777
   Net loss ............................................            (2,820)             --               (53,589)           (56,409)
   Unrealized loss on investment securities--
     affiliate .........................................            (1,280)             --               (24,328)           (25,608)
                                                               -----------        -----------        -----------        -----------
Comprehensive loss .....................................            (4,100)             --               (77,917)           (82,017)
                                                               -----------        -----------        -----------        -----------
Balance at September 30, 2000 ..........................       $(1,335,883)         1,380,661        $ 5,237,643        $ 3,901,760
                                                               ===========        ===========        ===========        ===========

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                                                      For the nine months ended
                                                                                                              September 30,
                                                                                                        2000                1999
                                                                                                     ----------          ----------
Cash flows provided by (used in) operating activities:
Net (loss) income ........................................................................         $   (56,409)         $ 1,596,168
Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Gain on sale of equipment ...........................................................             (19,400)          (1,568,063)
     Partnership's share of unconsolidated real estate venture's loss ....................              48,867                   --
Changes in assets and liabilities
   Decrease (increase) in:
     Rents receivable ....................................................................                (861)               5,387
     Accounts receivable--affiliate ......................................................              (2,544)             778,950
   Increase (decrease) in:
     Accrued liabilities .................................................................              (8,307)             (87,475)
     Accrued liabilities--affiliate ......................................................              13,627                3,861
     Deferred rental income ..............................................................               1,800               (9,219)
     Other liabilities ...................................................................                  --             (750,400)
                                                                                                   -----------          -----------
          Net cash used in operating activities ..........................................             (23,227)             (30,791)
                                                                                                   -----------          -----------


Cash flows provided by (used in) investing activities:
   Proceeds from equipment sales .........................................................              19,400            1,568,063
   Investment in real estate venture .....................................................          (2,160,000)                  --
                                                                                                   -----------          -----------
          Net cash (used in ) provided by investing activities ...........................          (2,140,600)           1,568,063
                                                                                                   -----------          -----------


Cash flows used in financing activities:
   Distributions paid ....................................................................            (136,250)            (408,751)
                                                                                                   -----------          -----------
          Net cash used in financing activities ..........................................            (136,250)            (408,751)
                                                                                                   -----------          -----------

Net (decrease) increase in cash and cash equivalents .....................................          (2,300,077)           1,128,521
Cash and cash equivalents at beginning of period .........................................           3,397,803            2,448,960
                                                                                                   -----------          -----------
Cash and cash equivalents at end of period ...............................................         $ 1,097,726          $ 3,577,481
                                                                                                   ===========          ===========

Supplemental disclosure of non-cash activity:
    See Note 6 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities--affiliate during the nine months ended September 30, 2000.

  The accompanying notes are an integral part of these financial statements.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

     At September 30, 2000, American Income Partners V-A Limited Partnership (the "Partnership") had $979,905 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $10,430 are due as follows:

                  For the year ending September 30,
                            2001......................     $    9,965
                            2002......................            465
                                                           ----------
                                Total.................     $   10,430
                                                           ==========

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

Note 4--Equipment

     The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                 Remaining
                                 Lease Term             Equipment
     Equipment Type               (Months)               at Cost
     --------------               --------               -------

Materials handling.....             0-15                $  513,227
Communications.........              0                      40,992
                                                        ----------
                        Total equipment cost               554,219
                        Accumulated depreciation           554,219
                                                        ----------
                        Equipment, net of
                          Accumulated depreciation      $    -
                                                        ==========

     At September 30, 2000, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

Note 5--Investment in Real Estate Venture

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

Note 5--Investment in Real Estate Venture (continued)

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

     The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of losses in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $35,019 and $48,867, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

     The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                   (Unaudited)
                                   -----------

          Total assets.......    $  63,457,759
          Total liabilities..    $  64,221,109
          Total deficit .....    $    (763,350)

          Total revenues.....    $   1,565,618
          Total expenses.....    $   5,109,324
          Net loss...........    $  (3,543,706)

Note 6--Investment Securities--Affiliate and Note Receivable--Affiliate

     As a result of an exchange transaction in 1997, the Partnership owns 34,144 shares of Semele Group, Inc. ("Semele") common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $771,450. The Semele Note matures in April 2001 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $19,445 and $57,700, respectively, related to the Semele Note for each of the three and nine month periods ended September 30, 2000 and 1999.

               AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

Note 6--Investment Securities--Affiliate and Note Receivable--
Affiliate (continued)

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $25,608. This loss is reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

Note 7--Related Party Transactions

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                    For the nine months ended
                                                                           September 30,
                                                                       2000              1999
                                                                     --------          --------
Equipment management fees ......................................     $  3,255          $  3,668
Administrative charges .........................................       50,552            74,903
Reimbursable operating expenses due to third parties ...........      168,473           166,207
                                                                     --------          --------
     Total .....................................................     $222,280          $244,778
                                                                     ========          ========

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $9,904 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

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

Results of Operations

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $18,577 and $65,109, respectively, compared to $18,818 and $73,354, respectively, for the same periods in 1999. The decrease in lease revenue between 1999 and 2000 resulted primarily from lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

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

     Interest income for the three and nine months ended September 30, 2000 was $37,118 and $130,229 compared to $66,051 and $199,529 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income during both the three and nine months ended September 30, 2000 and 1999 included $19,445 and $57,700, respectively, earned on a note receivable from Semele Group, Inc. ("Semele") (See Note 6 to the financial statements herein). On March 8, 2000, the Partnership utilized $2,160,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     During the three and nine months ended September 30, 2000 and 1999, the Partnership sold equipment which had been fully depreciated to existing lessees and third parties. The sales resulted in a net gain, for financial statement purposes, of $4,900 and $19,400, respectively, for the three and nine months ended September 30, 2000 and $2,000 and $1,568,063, respectively, for the three and nine months ended September 30, 1999. The gain for the nine months ended September 30, 1999 includes $1,523,200 related to the sale of the Partnership interests in two Boeing 727-251 ADV aircraft. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

     Management fees were $928 and $3,255 for the three and nine months ended September 30, 2000 compared to $941 and $3,668 for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $121,521 and $219,025, respectively, for the three and nine months ended September 30, 2000, compared to $55,752 and $241,110, respectively, for the same periods in 1999. Operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report and approximately $27,000 for lessee-related litigation. In 1999, operating expenses included approximately $26,000 related to the refurbishment of an aircraft engine and an adjustment for 1998 actual administrative charges and third-party costs of $32,000. Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings were $35,019 and $48,867, respectively, and are reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $23,227 and $30,791 for the nine months ended September 30, 2000 and 1999, respectively. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. See additional discussion below regarding a loan made by the Partnership to Echelon Residential Holdings in March 2000. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership experiences a higher frequency of remarketing events.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Partnership realized equipment sale proceeds of $19,400 and $1,568,063, respectively. Sales proceeds in 1999 include $1,523,200 related to the Partnership's interests in two Boeing 727-251 ADV jet aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $10,430 from contractual lease agreements (see Note 3 to the financial statements herein). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings, a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable equity securities classified as available-for-sale are carried at fair value. During the nine months ended September 30, 2000, the Partnership decreased the carrying value of its investment in Semele common stock to $5 per share (the quoted price on the NASDAQ SmallCap market at the date the stock traded closest to September 30, 2000), resulting in an unrealized loss of $25,608. This loss is reported as a component of comprehensive loss included in the Statement of Changes in Partners' Capital.

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

     Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is reported under financing activities on the accompanying Statement of Cash Flows. No cash distributions were declared for the nine months ended September 30, 2000.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This deficit is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 3.        Defaults upon Senior Securities
               Response: None

Item 4.        Submission of Matters to a Vote of Security Holders
               Response: None


Item 5.        Other Information
               Response: None

Item 6(a).     Exhibits
               27  Financial Data Schedule

Item 6(b).     Reports on Form 8-K
               Response: None


                                   EXHIBITS

Exhibits       Description
--------       -----------
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


                                Date: November 14, 2000