Form 10-Q/A
period 2001-03-31
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2001-11-14
CIK 847557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2001
                                              -------------------

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

                                       24
                                EXPLANATORY NOTE


After American Income Partners V-A Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,160,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $44,329 and $2,114, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $44,329 and $2,114, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $85,858 and $20,160, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $130,187 and an increase in the net income for the quarter ended March 31, 2000 of $22,274 or $.09 and $.02, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                           As of and for the Quarter Ended
                                      March 31, 2001


                                                       As
                                                   Previously        As
                                                    Reported      Restated
                                                  ------------  ------------
Statement of Operations
Income

Lease revenue                                     $    16,821   $    16,821
Interest income                                         6,358         6,358
Interest income - loan                                      -        85,858
Interest income - affiliate                            19,233        19,233
Gain on sale of equipment                              16,080        16,080
                                                  ------------  ------------
     Total income                                      58,492       144,350
                                                  ------------  ------------

Expenses

Equipment management fees - affiliate                     841           841
Operating expenses - affiliate                         95,783        95,783
Write-down of investment securities - affiliate        27,742        27,742
Partnership's share of unconsolidated
  real estate venture's loss                           44,329             -
                                                  ------------  ------------
     Total expenses                                   168,695       124,366
                                                  ------------  ------------

Net income (loss)                                 $  (110,203)  $    19,984
                                                  ============  ============
Net income (loss) per limited partnership unit    $     (0.08)  $      0.01
                                                  ============  ============



Balance Sheet Data:

Total assets                                      $ 3,374,117   $ 3,932,967
                                                  ============  ============

Total liabilities                                 $   222,059   $   222,059
Partners' capital (deficit)
   General Partner                                 (1,373,370)   (1,345,428)
   Limited Partnership Interests                    4,525,428     5,056,336
                                                  ------------  ------------
Total partners' capital                           $ 3,152,058   $ 3,710,908
                                                  ============  ============

                           As of and for the Quarter Ended
                                      March 31, 2000


                                               As
                                           Previously        As
                                            Reported      Restated
                                          ------------  ------------
Statement of Operations
Income

Lease revenue                             $    20,692   $    20,692
Interest income                                38,105        38,105
Interest income - loan                              -        20,160
Interest income - affiliate                    19,233        19,233
Gain on sale of equipment                       5,000         5,000
                                          ------------  ------------
     Total income                              83,030       103,190
                                          ------------  ------------

Expenses

Equipment management fees - affiliate           1,035         1,035
Operating expenses - affiliate                 50,367        50,367
Partnership's share of unconsolidated
  real estate venture's loss                    2,114             -
                                          ------------  ------------
     Total expenses                            53,516        51,402
                                          ------------  ------------

Net income                                $    29,514   $    51,788
                                          ============  ============
Net income per limited partnership unit   $      0.02   $      0.04
                                          ============  ============



Balance Sheet Data:

Total assets                              $ 4,217,047   $ 4,239,321
                                          ============  ============

Total liabilities                         $   216,560   $   216,560
Partners' capital (deficit)
   General Partner                         (1,330,948)   (1,329,834)
   Limited Partnership Interests            5,331,435     5,352,595
                                          ------------  ------------
Total partners' capital                   $ 4,000,487   $ 4,022,761
                                          ============  ============

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX




PART I. FINANCIAL INFORMATION:                                            Page
                                                                          ----
     Item 1. Financial Statements (Restated)

                Statement of Financial Position
                at March 31, 2001 and December 31, 2000                      3

                Statement of Operations
                for the three months ended March 31, 2001 and 2000           4

                Statement of Changes in Partners' Capital
                for the three months ended March 31, 2001                    5

                Statement of Cash Flows
                for the three months ended March 31, 2001 and 2000           6

                Notes to the Financial Statements                            7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     23


PART II. OTHER INFORMATION:

     Item 1 - 6                                                             24

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                  ((UNAUDITED)


                                                              March 31,      December 31,
  .                                                            2001            2000
  ASSETS                                                        Restated       Restated
  .                                                           (See Note 1)    (See Note 1)
                                                             -------------  --------------

  Cash and cash equivalents                                  $    478,270   $   1,003,350
  Rents receivable                                                  2,586           2,797
  Accounts receivable - affiliate                                  17,350           7,990
  Interest receivable - affiliate                                  19,233               -
  Prepaid expenses                                                 20,407               -
  Interest receivable - loan                                      350,569         264,711
  Loan receivable                                               2,160,000       2,160,000
  Note receivable - affiliate                                     771,450         771,450
  Investment securities - affiliate - at fair market value        113,102         130,174
  Equipment at cost, net of accumulated depreciation
    of $422,550 and $522,900 at March 31, 2001
    and December 31, 2000, respectively                                 -               -
                                                             -------------  --------------

        Total assets                                         $  3,932,967   $   4,340,472
                                                             =============  ==============


  LIABILITIES AND PARTNERS' CAPITAL

  Accrued liabilities                                        $    196,856   $     644,677
  Accrued liabilities - affiliate                                  25,203          15,541
                                                             -------------  --------------
       Total liabilities                                          222,059         660,218
                                                             -------------  --------------

  Partners' capital (deficit):
     General Partner                                           (1,345,428)     (1,346,960)
     Limited Partnership Interests
     (1,380,661 Units; initial purchase price of $25 each)      5,056,336       5,027,214
                                                             -------------  --------------
       Total partners' capital                                  3,710,908       3,680,254
                                                             -------------  --------------

       Total liabilities and partners' capital               $  3,932,967   $   4,340,472
                                                             =============  ==============












   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                  ((UNAUDITED)


  .                                                      2001        2000

  INCOME                                            Restated       Restated
                                                   (See Note 1)  (See Note 1)

  Lease revenue                                     $     16,821   $  20,692
  Interest income                                          6,358      38,105
  Interest income - loan                                  85,858      20,160
  Interest income - affiliate                             19,233      19,233
  Gain on sale of equipment                               16,080       5,000
                                                    -------------  ---------
    Total income                                         144,350     103,190
                                                    -------------  ---------

  EXPENSES

  Equipment management fees - affiliate                      841       1,035
  Operating expenses - affiliate                          95,783      50,367
  Write-down of investment securities - affiliate         27,742          --
                                                    -------------  ---------
    Total expenses                                       124,366      51,402
                                                    -------------  ---------

  Net income                                        $     19,984   $  51,788
                                                    =============  =========



  Net income per limited partnership unit           $       0.01   $    0.04
                                                    =============  =========
  Cash distributions declared
     per limited partnership unit                   $         --   $      --
                                                    =============  =========















   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)


                                           General       Limited Partners
                                           Partner
                                           Amount        Units             Amount      Total

   Balance at December 31,2000 (Restated)  $(1,346,960)         1,380,661  $5,027,214  $3,680,254

     Net income (Restated)                         999                  -      18,985      19,984

     Less: Reclassification adjustment
     for write-down of investment
     securities - affiliate                        533                  -      10,137      10,670
                                           ------------  ----------------  ----------  ----------

   Comprehensive income                          1,532                  -      29,122      30,654
                                           ------------  ----------------  ----------  ----------

   Balance at March 31, 2001(Restated)     $(1,345,428)         1,380,661  $5,056,336  $3,710,908
                                           ============  ================  ==========  ==========






























   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


    .                                                             2001           2000
    .                                                           Restated       Restated
                                                             -------------  -------------
    .                                                         (See Note 1)   (See Note 1)
    CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

    Net income                                               $     19,984   $     51,788
    Adjustments to reconcile net income to net
     cash used in operating activities:
      Gain on sale of equipment                                   (16,080)        (5,000)
      Write-down of investment securities - affiliate              27,742              -
    Changes in assets and liabilities:
      Rents receivable                                                211           (515)
      Accounts receivable - affiliate                              (9,360)          (158)
      Interest receivable - affiliate                             (19,233)             -
      Prepaid expenses                                            (20,407)             -
      Interest receivable - loan                                  (85,858)       (20,160)
      Accrued liabilities                                        (447,821)       (37,987)
      Accrued liabilities - affiliate                               9,662           (133)
                                                             -------------  -------------
        Net cash used in operating activities                    (541,160)       (12,165)
                                                             -------------  -------------

    CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

    Proceeds from equipment sales                                  16,080          5,000
    Issuance of loan receivable                                         -     (2,160,000)
                                                             -------------  -------------
        Net cash provided by (used in) investing activities        16,080     (2,155,000)
                                                             -------------  -------------

    CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

    Distributions paid                                                  -       (136,250)
                                                             -------------  -------------
        Net cash used in financing activities                           -       (136,250)
                                                             -------------  -------------

    Net decrease in cash and cash equivalents                    (525,080)    (2,303,415)
    Cash and cash equivalents at beginning of period            1,003,350      3,397,803
                                                             -------------  -------------
    Cash and cash equivalents at end of period               $    478,270   $  1,094,388
                                                             =============  =============



          SUPPLEMENTAL  INFORMATION

          See Note 7 to the financial statements regarding the reduction of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2001 and 2000.







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

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Partners V-A Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,160,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $44,329 and $2,114, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $44,329 and $2,114, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $85,858 and $20,160, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $130,187 and an increase in the net income for the quarter ended March 31, 2000 of $22,274 or $.09 and $.02, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report included in Form 10-KA Amendment No. 2. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report included in Form 10-KA Amendment No. 2.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.


NOTE  3  -  CASH
----------------

At March 31, 2001, the Partnership had $202,503 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  4  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also see Note 9 regarding the Class Action Lawsuit. Future minimum rents of $4,035 are due during the year ending December 31, 2001.


NOTE  5  -  EQUIPMENT
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


 .                                              Remaining
 .                                             Lease Term    Equipment
                    Equipment Type             (Months)      at Cost
--------------------------------------------  -----------  -----------
Materials handling                                    0-9  $  381,558
Communications                                          0      40,992
                                                           -----------
  Total equipment cost                                  -     422,550
  Accumulated depreciation                              -    (422,550)
                                                           -----------
  Equipment, net of accumulated depreciation            -  $       --
                                                           ===========


At March 31, 2001, all of the Partnership's equipment was subject to contracted leases or being leased on a month-to-month basis.

NOTE  6  -  LOAN  RECEIVABLE
----------------------------
On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $2,160,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of March 31, 2001 and for the quarter ended March 31, 2001 is as follows:

                                          (Unaudited)

 Total assets                            $72,861,183
 Total liabilities                       $76,780,082
 Minority interest                       $ 1,906,448
 Total deficit                           $(5,825,347)

 Total revenues                          $ 1,063,439
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 3,096,648
 Net loss                                $(2,033,209)


See Note 10, Subsequent Event, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.


NOTE  7  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
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


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:



                                      2001    2000
                                   -------  ------

  Equipment management fees        $   841   1,035
  Administrative charges            17,817  14,918
  Reimbursable operating expenses
    due to third parties            77,966  35,449
                                   -------  ------
    Total                          $96,624  51,402
                                   =======  ======



All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2001, the Partnership was owed $17,350 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2001.

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated by reference.

NOTE  9  -  LEGAL  PROCEEDINGS
------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

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

Subsequently, after a status conference on May 31 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

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


NOTE  10  -  SUBSEQUENT  EVENT
------------------------------

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of American Income Partners V-A Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, the remarketing of the Partnership's equipment and the performance of the Partnership's non-equipment assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to avoid the Partnership being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $44,329 and $2,114, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $85,858 and $20,160, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $130,187 and an increase in the net income for the quarter ended March 31, 2000 of $22,274 or $.09 and $.02, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

Three  months  ended March 31, 2001 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2000
----

The Partnership was organized in 1989 as a direct-participation equipment-leasing program to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 9 to the financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended,"), the Partnership dissolution was scheduled for December 31, 2000. However, the General Partner does not expect that the Partnership will be dissolved until such time that the Class Action Lawsuit is settled or adjudicated. The final settlement has not been effected and therefore dissolution of the Partnership has been deferred until a later date.

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

Interest income for the three months ended March 31, 2001 was $111,449 compared to $77,498 for the three months ended March 31, 2000. Interest income is generated principally from temporary investment of rental receipts, equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele. The amount of future cash from interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $19,233 in each of the three month periods ended March 31, 2001 and 2000, respectively, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $85,858 and $20,160, respectively, for the three months ended March 31, 2001 and 2000, earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $2,160,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan are due at the loan's maturity on September 8, 2002.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $44,329 and $2,114, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $85,858 and $20,160, respectively. These adjustments resulted in a decrease in the net loss for the quarter ended March 31, 2001 of $130,187 and an increase in the net income for the quarter ended March 31, 2000 of $22,274 or $.09 and $.02, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

Operating expenses were $95,783 for the three months ended March 31, 2001, compared to $50,367 for the same period in 2000. In 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit discussed in
Note 9 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash outflow of $541,160 and $12,165 for the three months ended March 31, 2001 and 2000, respectively. The significant increase in the net cash outflow in 2001 primarily reflects the payment of a litigation settlement and related legal fees, which had been accrued in 2000. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its equipment.

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

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $4,035 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third-party.

In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 9 to the accompanying financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $2,160,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships, representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 8 to the financial statements presented in the Partnership's 2000
Annual Report). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

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

The outcome of the Class Action Lawsuit described in Note 9 to the accompanying financial statements, will be the principal factor in determining the future of the Partnership's operations. Commencing with the first quarter of 2000, the General Partner suspended the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


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



                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II. OTHER INFORMATION





  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 9 to the financial statements herein.

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



                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


By:         AFG  Leasing  IV  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  IV  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     November  13,  2001
          -------------------