Form 10-Q/A
period 2001-06-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2001-11-14
CIK 847557

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

                                EXPLANATORY NOTE


After American Income Partners V-A Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,160,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $49,731 and $94,060, and $11,734 and $13,848, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $49,731 and $94,060, respectively, previously recorded during the three and six months ended June 30, 2001 and $11,734 and $13,848, respectively, for the three and six months ended June 30, 2000. The
Partnership recognized interest income of $85,858 during the six months ended June 30, 2001 and $78,067 and $98,227, during the three and six months ended
June  30,  2000,  respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $489,838 and $359,651, respectively, or $0.34 and $0.25, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $89,801 and $112,075, respectively, or $0.06 and $0.07, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------  ------------
Statement of Operations
Income

Lease revenue                                         $     8,505   $     8,505
Interest income                                             4,897         4,897
Interest income - loan receivable                               -             -
Interest income - affiliate                                19,022        19,022
Gain on sale of equipment                                       -             -
                                                      ------------  ------------
     Total income                                          32,424        32,424
                                                      ------------  ------------

Expenses

Equipment management fees - affiliate                         425           425
Operating expenses - affiliate                             95,227        95,227
Write-down of impaired loan and interest receivable             -       539,569
Write-down of investment securities - affiliate                 -             -
Partnership's share of unconsolidated
  real estate venture's loss                               49,731             -
                                                      ------------  ------------
Total expenses                                            145,383       635,221

Net loss                                              $  (112,959)  $  (602,797)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.07)  $     (0.41)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 3,227,767   $ 3,296,779
                                                      ============  ============

Total liabilities                                     $   199,338   $   199,338
Partners' capital (deficit)
   General Partner                                     (1,379,551)   (1,376,101)
   Limited Partnership Interests                        4,407,980     4,473,542
                                                      ------------  ------------
Total partners' capital                               $ 3,028,429   $ 3,097,441
                                                      ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------  ------------
Statement of Operations
Income

Lease revenue                                         $    25,326   $    25,326
Interest income                                            11,255        11,255
Interest income - loan receivable                               -        85,858
Interest income - affiliate                                38,255        38,255
Gain on sale of equipment                                  16,080        16,080
                                                      ------------  ------------
     Total income                                          90,916       176,774
                                                      ------------  ------------

Expenses

Equipment management fees - affiliate                       1,266         1,266
Operating expenses - affiliate                            191,010       191,010
Write-down of impaired loan and interest receivable             -       539,569
Write-down of investment securities - affiliate            27,742        27,742
Partnership's share of unconsolidated
  real estate venture's loss                               94,060             -
                                                      ------------  ------------
Total expenses                                            314,078       759,587

Net loss                                              $  (223,162)  $  (582,813)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.15)  $     (0.40)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 3,227,767   $ 3,296,779
                                                      ============  ============

Total liabilities                                     $   199,338   $   199,338
Partners' capital (deficit)
   General Partner                                     (1,379,551)   (1,376,101)
   Limited Partnership Interests                        4,407,980     4,473,542
                                                      ------------  ------------
Total partners' capital                               $ 3,028,429   $ 3,097,441
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000


                                                           As
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------  ------------
Statement of Operations
Income

Lease revenue                                         $    25,840   $    25,840
Interest income                                            16,751        16,751
Interest income - loan receivable                               -        78,067
Interest income - affiliate                                19,022        19,022
Gain on sale of equipment                                   9,500         9,500
                                                      ------------  ------------
     Total income                                          71,113       149,180
                                                      ------------  ------------

Expenses

Equipment management fees - affiliate                       1,292         1,292
Operating expenses - affiliate                             47,137        47,137
Write-down of impaired loan and interest receivable             -             -
Write-down of investment securities - affiliate                 -             -
Partnership's share of unconsolidated
  real estate venture's loss                               11,734             -
                                                      ------------  ------------
Total expenses                                             60,163        48,429

Net income                                            $    10,950   $   100,751
                                                      ============  ============
Net income per limited partnership unit               $      0.01   $      0.07
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 4,197,057   $ 4,309,132
                                                      ============  ============

Total liabilities                                     $   211,228   $   211,228
Partners' capital (deficit)
   General Partner                                     (1,331,681)   (1,326,077)
   Limited Partnership Interests                        5,317,510     5,423,981
                                                      ------------  ------------
Total partners' capital                               $ 3,985,829   $ 4,097,904
                                                      ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000


                                                           As
                                                       Previously        As
                                                        Reported      Restated
                                                      ------------  ------------
Statement of Operations
Income

Lease revenue                                         $    46,532   $    46,532
Interest income                                            54,856        54,856
Interest income - loan receivable                               -        98,227
Interest income - affiliate                                38,255        38,255
Gain on sale of equipment                                  14,500        14,500
                                                      ------------  ------------
     Total income                                         154,143       252,370
                                                      ------------  ------------

Expenses

Equipment management fees - affiliate                       2,327         2,327
Operating expenses - affiliate                             97,504        97,504
Write-down of impaired loan and interest receivable             -             -
Write-down of investment securities - affiliate                 -             -
Partnership's share of unconsolidated
  real estate venture's loss                               13,848             -
                                                      ------------  ------------
Total expenses                                            113,679        99,831

Net income                                            $    40,464   $   152,539
                                                      ============  ============
Net income per limited partnership unit               $      0.03   $      0.10
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 4,197,057   $ 4,309,132
                                                      ============  ============

Total liabilities                                     $   211,228   $   211,228
Partners' capital (deficit)
   General Partner                                     (1,331,681)   (1,326,077)
   Limited Partnership Interests                        5,317,510     5,423,981
                                                      ------------  ------------
Total partners' capital                               $ 3,985,829   $ 4,097,904
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
     Item 1. Financial Statements (Restated):

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

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                                   June 30,      December 31,
 .                                                                    2001            2000
 .                                                                  Restated        Restated
ASSETS                                                           (See Note 1)    (See Note 1)
                                                                 -------------  --------------

Cash and cash equivalents                                        $    412,002   $   1,003,350
Rents receivable                                                        2,797           2,797
Accounts receivable - affiliate                                         3,791           7,990
Interest receivable - affiliate                                        19,022               -
Prepaid expenses                                                       14,285               -
Interest receivable - loan, net of allowance of $350,569
  at June 30, 2001                                                          -         264,711
Loan receivable, net of allowance of $189,000 at June 30, 2001      1,971,000       2,160,000
Note receivable - affiliate                                           771,450         771,450
Investment securities - affiliate - at fair market value              102,432         130,174
Equipment at cost, net of accumulated depreciation
  of $422,550 and $522,900 at June 30, 2001
  and December 31, 2000, respectively                                       -               -
                                                                 -------------  --------------

      Total assets                                               $  3,296,779   $   4,340,472
                                                                 =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                              $    169,412   $     644,677
Accrued liabilities - affiliate                                        29,926          15,541
                                                                 -------------  --------------
     Total liabilities                                                199,338         660,218
                                                                 -------------  --------------

Partners' capital (deficit):
   General Partner                                                 (1,376,101)     (1,346,960)
   Limited Partnership Interests
   (1,380,661 Units; initial purchase price of $25 each)            4,473,542       5,027,214
                                                                 -------------  --------------
     Total partners' capital                                        3,097,441       3,680,254
                                                                 -------------  --------------

     Total liabilities and partners' capital                     $  3,296,779   $   4,340,472
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

                                     ------


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                     For the three months ended  For the nine months ended
 .                                                           September 30,              September 30,


 .                                                          2001           2000           2001           2000
 .                                                        Restated       Restated       Restated       Restated
 .                                                      (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)
INCOME

Lease revenue                                         $      8,505   $     25,840   $     25,326   $     46,532
Interest income                                              4,897         16,751         11,255         54,856
Interest income - loan                                           -         78,067         85,858         98,227
Interest income - affiliate                                 19,022         19,022         38,255         38,255
Gain on sale of equipment                                        -          9,500         16,080         14,500
                                                      -------------  -------------  -------------  -------------
  Total income                                              32,424        149,180        176,774        252,370
                                                      -------------  -------------  -------------  -------------

EXPENSES

Equipment management fees - affiliate                          425          1,292          1,266          2,327
Operating expenses - affiliate                              95,227         47,137        191,010         97,504
Write-down of impaired loan and interest receivable        539,569              -        539,569              -
Write-down of investment securities - affiliate                  -              -         27,742              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                           635,221         48,429        759,587         99,831
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $   (602,797)  $    100,751   $   (582,813)  $    152,539
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (0.41)  $       0.07   $      (0.40)  $       0.10
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============












   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)


                                            General     Limited Partners
                                            Partner
                                          ------------
                                             Amount           Units          Amount        Total
 Balance at December 31, 2000 (Restated)  $(1,346,960)         1,380,661   $5,027,214   $3,680,254

   Net loss (Restated)                        (29,141)                 -     (553,672)    (582,813)

   Unrealized loss on investment
   securities - affiliate                        (533)                 -      (10,137)     (10,670)

   Less: Reclassification adjustment
   for write-down of investment
   securities - affiliate                         533                  -       10,137       10,670
                                          ------------  -----------------  -----------  -----------

 Comprehensive loss                           (29,141)                 -     (553,672)    (582,813)
                                          ------------  -----------------  -----------  -----------

 Balance at June 30, 2001 (Restated)      $(1,376,101)         1,380,661   $4,473,542   $3,097,441
                                          ============  =================  ===========  ===========

























   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                              2001           2000
 .                                                           Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income (loss)                                         $   (582,813)  $    152,539
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Gain on sale of equipment                                    (16,080)       (14,500)
  Write-down of impaired loan and interest receivable          539,569              -
  Write-down of investment securities - affiliate               27,742              -
Changes in assets and liabilities:
  Rents receivable                                                   -           (861)
  Accounts receivable - affiliate                                4,199         (8,973)
  Interest receivable - affiliate                              (19,022)             -
  Prepaid expenses                                             (14,285)             -
  Interest receivable - loan                                   (85,858)       (98,227)
  Accrued liabilities                                         (475,265)       (43,891)
  Accrued liabilities - affiliate                               14,385            439
                                                          -------------  -------------
    Net cash used in operating activities                     (607,428)       (13,474)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                   16,080         14,500
Issuance of loan receivable                                          -     (2,160,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities         16,080     (2,145,500)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid                                                   -       (136,250)
                                                          -------------  -------------
    Net cash used in financing activities                            -       (136,250)
                                                          -------------  -------------

Net decrease in cash and cash equivalents                     (591,348)    (2,295,224)
Cash and cash equivalents at beginning of period             1,003,350      3,397,803
                                                          -------------  -------------
Cash and cash equivalents at end of period                $    412,002   $  1,102,579
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

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After American Income Partners V-A Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $2,160,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $49,731 and $94,060, and $11,734 and $13,848, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $49,731 and $94,060, respectively, previously recorded during the three and six months ended June 30, 2001 and $11,734 and $13,848, respectively, for the three and six months ended June 30, 2000. The
Partnership recognized interest income of $85,858 during the six months ended June 30, 2001 and $78,067 and $98,227, during the three and six months ended
June  30,  2000,  respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $489,838 and $359,651, respectively, or $0.34 and $0.25, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $89,801 and $112,075, respectively, or $0.06 and $0.07, per limited partnership unit.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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

NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $312,273 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele Note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 9, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.

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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $49,731 and $94,060, respectively, previously recorded during the three and six months ended June 30, 2001 and $11,734 and $13,848, respectively, for the three and six months ended June 30, 2000.

The Partnership recognized interest income of $85,858 during the six months ended June 30, 2001 and $78,067 and $98,227, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $489,838 and $359,651, respectively, or $0.34 and $0.25, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $89,801 and $112,075, respectively, or $0.06 and $0.07, per limited partnership unit.


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

Interest income for the three and six month periods ended June 30, 2001 was $23,919 and $135,368, respectively, compared to $113,840 and $191,338, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for short-term investments, among other factors. Interest income during both the three and six months ended June 30, 2001 and 2000 included $19,022 and $38,255, respectively, earned on a note receivable from Semele (see
Note  7  to  the  financial  statements  herein).

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $49,731 and $94,060, respectively, previously recorded during the three and six months ended June 30, 2001 and $11,734 and $13,848, respectively, for the three and six months ended June 30, 2000.

The Partnership recognized interest income of $85,858 during the six months ended June 30, 2001 and $78,067 and $98,227, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $539,569 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $489,838 and $359,651, respectively, or $0.34 and $0.25, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $89,801 and $112,075, respectively, or $0.06 and $0.07, per limited partnership unit.

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

Operating expenses were $95,227 and $191,010, respectively, for the three and six months periods ended June 30, 2001, compared to $47,137 and $97,504, respectively, for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in
Note 9 to the financial statements herein and approximately $27,000 related to other ongoing litigation. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $2,250 from contractual lease agreements (see Note 4 to the financial statements). At the expiration of the individual renewal lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. The maturity date of the Semele note has been extended. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate in violation of the Partnership Agreements and to be a violation of the court's order, in connection with the settlement of the class action lawsuit discussed in Note 9, that authorized New Investments while providing that all other provisions of the Partnership Agreements shall remain in full force and effect.

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