Form 10-Q
period 2002-03-31
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2002-05-15
CIK 847557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2002
                                              -------------------

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

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Changes in Partners' Capital
                for the three months ended March 31, 2002                   5

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          6

                Notes to the Financial Statements                           7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    17


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            18

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)



                                                             March 31,      December 31,
                                                                2002            2001
                                                           --------------  --------------
ASSETS

Cash and cash equivalents                                  $     476,460   $     448,696
Rents receivable                                                   4,820           2,220
Accounts receivable - affiliate                                    4,466          10,527
Interest receivable - affiliate                                   19,233          19,445
Prepaid expenses                                                  14,642           2,041
Interest receivable - loan, net of allowance of $350,569
  at March 31, 2002 and December 31, 2001                              -               -
Loan receivable, net of allowance of $189,000
  at March 31, 2002 and December 31, 2001                      1,971,000       1,971,000
Note receivable - affiliate                                      771,450         771,450
Investment securities - affiliate                                 70,228          64,424
Equipment at cost, net of accumulated depreciation
  of $348,957 at March 31, 2002 and December 31, 2001                  -               -
                                                           --------------  --------------

      Total assets                                         $   3,332,299   $   3,289,803
                                                           ==============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                        $     160,914   $     211,878
Accrued liabilities - affiliate                                   20,820          25,435
                                                           --------------  --------------
     Total liabilities                                           181,734         237,313
                                                           --------------  --------------

Partners' capital (deficit):
   General Partner                                            (1,373,735)     (1,378,349)
   Limited Partnership interests
   (1,380,661 Units; initial purchase price of $25 each)       4,518,496       4,430,839
   Accumulated other comprehensive income                          5,804               -
                                                           --------------  --------------
     Total partners' capital                                   3,150,565       3,052,490
                                                           --------------  --------------

     Total liabilities and partners' capital               $   3,332,299   $   3,289,803
                                                           ==============  ==============



   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)



                                                     2002           2001
                                                 ------------   ------------
INCOME
Lease revenue                                    $       6,651  $      16,821
Interest income                                          1,894          6,358
Interest income - loan                                       -         85,858
Interest income - affiliate                             19,233         19,233
Other income                                           120,339              -
Gain on sale of equipment                                    -         16,080
                                                 -------------  -------------
  Total income                                         148,117        144,350
                                                 -------------  -------------

EXPENSES

Equipment management fees - affiliate                      333            841
Operating expenses - affiliate                          55,513         95,783
Write-down of investment securities - affiliate              -         27,742
                                                 -------------  -------------
  Total expenses                                        55,846        124,366
                                                 -------------  -------------

Net income                                       $      92,271  $      19,984
                                                 =============  =============



Net income per limited partnership unit          $        0.06  $        0.01
                                                 =============  =============
Cash distributions declared
   per limited partnership unit                  $          --  $          --
                                                 =============  =============











   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)




                                                                                Accumulated
                                  General                                       Other
                                  Partner         Limited       Partners        Comprehensive
                                  Amount          Units         Amount          Income         Total
                                  --------------  ------------  -------------  -------------  -------------

 Balance at December 31, 2001     $  (1,378,349)     1,380,661  $   4,430,839  $           -  $   3,052,490

   Net income                             4,614              -         87,657              -         92,271
   Unrealized gain on investment
     securities - affiliate                   -              -              -          5,804          5,804
                                  --------------  ------------  -------------  -------------  -------------
 Comprehensive income                     4,614              -         87,657          5,804         98,075
                                  --------------  ------------  -------------  -------------  -------------

 Balance at March 31, 2002        $  (1,373,735)     1,380,661  $   4,518,496  $       5,804  $   3,150,565
                                  ==============  ============  =============  =============  =============































   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)



                                                              2002            2001
                                                          ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                               $      92,271   $      19,984
Adjustments to reconcile net income  to net
 cash provided by (used in) operating activities:
  Gain on sale of equipment                                          -         (16,080)
  Write-down of investment securities - affiliate                    -          27,742
Changes in assets and liabilities:
  Rents receivable                                              (2,600)            211
  Accounts receivable - affiliate                                6,061          (9,360)
  Interest receivable - affiliate                                  212         (19,233)
  Prepaid expenses                                             (12,601)        (20,407)
  Interest receivable - loan                                         -         (85,858)
  Accrued liabilities                                          (50,964)       (447,821)
  Accrued liabilities - affiliate                               (4,615)          9,662
                                                         --------------  --------------
    Net cash provided by (used in) operating activities         27,764        (541,160)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                        -          16,080
                                                         --------------  --------------
    Net cash provided by investing activities                        -          16,080
                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents            27,764        (525,080)
Cash and cash equivalents at beginning of period               448,696       1,003,350
                                                         --------------  --------------
Cash and cash equivalents at end of period               $     476,460   $     478,270
                                                         ==============  ==============



SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:

See Note 5 to the financial statements regarding the increase of the Partnership's carrying value of its investment securities - affiliate during the three months ended March 31, 2002.







   The accompanying notes are an integral part of these financial statements.

                                     ------


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the financial statements and related footnotes presented in the 2001 Annual Report (Form 10-K) of American Income Partners V-A Limited Partnership (the "Partnership"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three month periods ended March 31, 2002 and 2001 have been made and are reflected.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner, wholly owned by Equis Financial Group Limited Partnership ("EFG"), would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. As of March 31, 2002, the Partnership has no future rents due under noncancellable lease agreements.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


..                                               Remaining
..                                              Lease Term    Equipment
Equipment Type                                  (Months)      at Cost
---------------------------------------------  -----------  -----------
Materials handling equipment                             0  $  307,965
Communications                                           0      40,992
                                                            -----------
   Total equipment cost                                  -     348,957
   Accumulated depreciation                              -    (348,957)
                                                            -----------
   Equipment, net of accumulated depreciation            -  $        -
                                                            ===========


At March 31, 2002, all of the Partnership's equipment was being leased on a month-to-month basis.

NOTE  4  -  LOAN  RECEIVABLE
----------------------------
On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $2,160,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The summarized unaudited financial information for Echelon Residential Holdings as of and for the quarters ended March 31, 2002 and 2001, respectively, is as follows:


                                            2002           2001
                                        -------------  ------------
Total assets                            $ 89,635,923   $72,861,183
Total liabilities                       $100,468,976   $76,780,082
Minority interest                       $  1,507,536   $ 1,906,448
Total deficit                           $(12,340,589)  $(5,825,347)

Total revenues                          $  3,559,971   $ 1,063,439
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  5,358,501   $ 3,096,648
Net loss                                $ (1,798,530)  $(2,033,209)



NOTE  5  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange in 1997, the Partnership became the beneficial owner of 34,144 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $771,450. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $19,233 related to the Semele Note during each of the three month periods ended March 31, 2002 and 2001.
The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the General Partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be the making of a loan to an affiliate of the General Partner in violation of the Partnership Agreements of the owner partnerships and to be a violation of the court's order with respect to New Investments that all other provisions of the Partnership Agreements shall remain in full force and effect.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value.
During the three months ended March 31, 2002, the Partnership increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $5,804. This gain was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the General Partner determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31,
2001) resulting in a loss of $27,742 in the three months ended March 31,2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                  2002     2001
                                 -------  -------
Equipment management fees        $   333  $   841
Administrative charges            35,702   17,817
Reimbursable operating expenses
   due to third parties           19,811   77,966
                                 -------  -------

          Total                  $55,846  $96,624
                                 =======  =======



All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2002, the Partnership was owed $4,466 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.

NOTE  7  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.,  the  outcome  of  which  could  significantly  alter the nature of the
-------
Partnership's  organization  and  its  future  business  operations.
------

The Defendant's and Plaintiff's Counsel have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

Action  involving  Transmeridian  Airlines
------------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, First Security Bank, N.A., as trustee of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs), filed a lawsuit against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations ("Apple"), asserting various causes of action for declaratory judgment and breach of contract.

As of March 13, 2002, the parties settled all claims involved in this lawsuit and in a related lawsuit involving affiliated entities but not the Partnership. The material terms of settlement provide: (i) in exchange for payment of $2,100,000 from Apple to the Plaintiffs all claims arising from or related to the lawsuits are dismissed with prejudice; (ii) the Plaintiffs shall have Allowed Claims against the bankruptcy estate of Transmeridian in the aggregate amount of $2,700,000; (iii) the Plaintiffs will be paid $400,000 from the insurance proceeds relating to the aircraft loss; and (iv) each of the parties will receive mutual releases of all claims and counterclaims.

The Partnership has received and recorded approximately $120,000 in the first quarter of 2002, as its share of the $2,100,000 payment. The Partnership has not yet received or recorded its share of the $400,000 from the insurance proceeds. In addition, the Partnership recognized as income $184,576 in the fourth quarter of 2001 that had been held in escrow pending the resolution of the litigation.

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

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings") and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future engage, in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

While there can be no assurance that the Revised Settlement will receive final Court approval and be effected, if it is, the assets of the Partnership will be liquidated and the Partnership dissolved. The dissolution of the Partnership may resolve its status under the 1940 Act. In the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit.


Overview
--------

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

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the  net  carrying  value  of  equipment to determine whether it can be
------
recovered  from  undiscounted  future cash flows.  Adjustments to reduce the net
-----
carrying  value of equipment are recorded in those instances where estimated net
--
realizable value is considered to be less than net carrying value. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

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


Results  of  Operations
-----------------------

For the three months ended March 31, 2002, the Partnership recognized lease revenue of $6,651 compared to $16,821 for the same period in 2001. The decrease in lease revenue between 2001 and 2002 resulted primarily from renewal lease term expirations and the sale of equipment. In the future, lease revenue will continue to decline due to lease term expirations and equipment sales.

Interest income for the three months ended March 31, 2002 was $21,127 compared to $111,449 for the same period in 2001. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings and Semele. In the future, the amount of cash from interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $19,233 in each of the three month periods ended March 31, 2002 and 2001, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $85,858 for the three months ended March 31, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership cease accruing interest on this loan, effective April 1, 2001. See further discussion below.

In the fourth quarter of 2001, a court judgment was entered in favor of the Partnership and certain affiliates related to the litigation with Transmeridian Airlines. The Partnership received settlement proceeds of approximately $120,000 from the defendants in March 2002, which was recognized as other income in the first quarter of 2002.

During the three month period ended March 31, 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties, resulting in net gains, for financial statement purposes, of $16,080. The results of future sales of equipment will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale.

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

The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of any future gain or loss reported in the financial statements may not necessarily be indicative of the total residual value the Partnership achieved from leasing the equipment.

Management fees were $333 and $841, respectively, for the three months ended March 31, 2002 and 2001. Management fees are based on 5% of gross lease revenue generated by operating leases.

Operating expenses were $55,513 for the three months ended March 31, 2002, compared to $95,783 for the same period in 2001. During the quarter ended March 31, 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $27,742.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has generally resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $27,764 during the three months ended March 31, 2002 and a net cash outflow of $541,160 for the three months ended March 31, 2001. The cash inflow in 2002 is primarily the result of the receipt of approximately $120,000 of litigation settlement proceeds. The net cash outflow in 2001 primarily reflected the payment of a litigation settlement and related legal fees, which had been accrued in 2000. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002. The Partnership's lease revenues and corresponding sources of operating cash are currently derived from equipment being leased on a month-to-month basis. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its equipment.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2001, the Partnership realized equipment sale proceeds of $16,080. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the type of equipment being sold, its condition and age, and future market conditions.

At March 31, 2002, no future minimum lease payments were due from contractual lease agreements, however, all of the Partnership's equipment is being leased on a month-to-month basis. The Partnership will sell the equipment or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of equipment sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. In accordance with the Partnership's investment objectives and the terms of its Partnership Agreement, the Partnership generally sells its equipment as the related leases expire. Additionally, the Partnership sells, on a selective basis, equipment before the expiration of the related lease.


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

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value.
During the three months ended March 31, 2002, the Partnership increased the carrying value of its investment in Semele common stock to $2.07 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to March 31, 2002), resulting in an unrealized gain of $5,804. This gain was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the three months ended March 31, 2001 of $27,742.

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

Cash distributions to the General Partner and Recognized Owners had been declared and generally paid within fifteen days following the end of each calendar quarter. No cash distributions have been declared since 1999. In any given year, it is possible that Recognized Owners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Recognized Owners adequate to cover any tax obligation.

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

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

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

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently earns interest at a fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2002 was not material.

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



                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


By:         AFG  Leasing  IV  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  IV  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     May  14,  2002
          --------------