Form 10-Q
period 2002-06-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2002-08-14
CIK 847557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                   For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18364


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Massachusetts                                                 04-3057303
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Changes in Partners' Capital
                for the six months ended June 30, 2002                        5

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      16


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              17

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                            June 30,     December 31,
                                                              2002           2001
                                                          ------------  --------------
ASSETS
Cash and cash equivalents                                 $   747,253   $     448,696
Rents receivable                                                2,220           2,220
Accounts receivable - affiliate                                 2,239          10,527
Interest receivable - affiliate                                19,022          19,445
Prepaid expenses                                               12,273           2,041
Interest receivable - loan, net of allowance of
  $15,651 and $350,569 at June 30, 2002 and
  December 31, 2001, respectively                                   -               -
Loan receivable, net of allowance of $189,000
  at June 30, 2002 and December 31, 2001                    1,971,000       1,971,000
Note receivable - affiliate                                   771,450         771,450
Investment securities - affiliate                              56,679          64,424
Equipment at cost, net of accumulated depreciation
  of $348,957 at December 31, 2001                                  -               -
                                                          ------------  --------------

      Total assets                                        $ 3,582,136   $   3,289,803
                                                          ============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Accrued liabilities                                       $   148,363   $     211,878
Accrued liabilities - affiliate                                    22          25,435
                                                          ------------  --------------
     Total liabilities                                        148,385         237,313
                                                          ------------  --------------

Partners' capital (deficit):
   General Partner                                         (1,358,899)     (1,378,349)
   Limited Partnership interests
   (1,380,661 Units; initial purchase price of $25 each)    4,800,395       4,430,839
   Accumulated other comprehensive loss                        (7,745)              -
                                                          ------------  --------------
     Total partners' capital                                3,433,751       3,052,490
                                                          ------------  --------------

     Total liabilities and partners' capital              $ 3,582,136   $   3,289,803
                                                          ============  ==============




   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)



                                                   For the three months ended   For the six months ended
                                                              June 30,              June 30,

                                                         2002        2001        2002        2001
                                                      ---------  ----------  ----------  ----------
INCOME
Lease revenue                                         $     420   $   8,505   $   7,071   $  25,326
Interest income                                           2,137       4,897       4,031      11,255
Interest income - loan                                        -           -           -      85,858
Interest income - affiliate                              19,022      19,022      38,255      38,255
Other income                                              7,764           -     128,103           -
Gain on sale of equipment                                22,834           -      22,834      16,080
                                                      ---------  ----------  ----------  ----------
  Total income                                           52,177      32,424     200,294     176,774


EXPENSES

Equipment management fees - affiliate                       140         425         473       1,266
Operating expenses - affiliate                           90,220      95,227     145,733     191,010
Recovery of bad debt expense                           (334,918)          -    (334,918)          -
Write-down of impaired loan and interest receivable           -     539,569           -     539,569
Write-down of investment securities - affiliate               -           -           -      27,742
                                                      ---------  ----------  ----------  ----------
  Total expenses                                       (244,558)    635,221    (188,712)    759,587

                                                      ---------  ----------  ----------  ----------
Net income (loss)                                     $ 296,735   $(602,797)  $ 389,006   $(582,813)
                                                      =========  ==========  ==========  ==========


Net income (loss) per limited partnership unit        $    0.20   $   (0.41)  $    0.27   $   (0.40)
                                                      =========  ==========  ==========  ==========
Cash distributions declared
   per limited partnership unit                       $       -   $       -   $       -   $       -
                                                      =========  ==========  ==========  ==========



   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)





                                                                          Accumulated
                                     General                                 Other
                                     Partner         Limited Partners    Comprehensive
                                      Amount       Units      Amount         Loss           Total
                                   ------------  ---------  ----------  ---------------  -----------
 Balance at December 31, 2001      $(1,378,349)  1,380,661  $4,430,839  $            -   $3,052,490

   Net income                           19,450           -     369,556               -      389,006
   Unrealized loss on investment
     securities - affiliate                  -           -           -          (7,745)      (7,745)
                                   ------------  ---------  ----------  ---------------  -----------
 Comprehensive income (loss)            19,450           -     369,556          (7,745)     381,261
                                   ------------  ---------  ----------  ---------------  -----------

 Balance at June 30, 2002          $(1,358,899)  1,380,661  $4,800,395  $       (7,745)  $3,433,751
                                   ============  =========  ==========  ===============  ===========






























   The accompanying notes are an integral part of these financial statements.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                             2002        2001
                                                          ----------  -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $ 389,006   $ (582,813)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Gain on sale of equipment                                 (22,834)     (16,080)
  Write-down of impaired loan and interest receivable             -      539,569
  Write-down of investment securities - affiliate                 -       27,742
  Recovery of bad debt expense                             (334,918)           -
Changes in assets and liabilities:
  Accounts receivable - affiliate                             8,288        4,199
  Interest receivable - affiliate                               423      (19,022)
  Prepaid expenses                                          (10,232)     (14,285)
  Interest receivable - loan                                334,918      (85,858)
  Accrued liabilities                                       (63,515)    (475,265)
  Accrued liabilities - affiliate                           (25,413)      14,385
                                                          ----------  -----------
    Net cash provided by (used in) operating activities     275,723     (607,428)
                                                          ----------  -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                22,834       16,080
                                                          ----------  -----------
    Net cash provided by investing activities                22,834       16,080
                                                          ----------  -----------

Net increase (decrease) in cash and cash equivalents        298,557     (591,348)
Cash and cash equivalents at beginning of period            448,696    1,003,350
                                                          ----------  -----------
Cash and cash equivalents at end of period                $ 747,253   $  412,002
                                                          ==========  ===========


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:

See Note 5 to the financial statements regarding the decrease of the Partnership's carrying value of its investment securities - affiliate during the six months ended June 30, 2002.







   The accompanying notes are an integral part of these financial statements.

                                     ------


                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases. As of June 30, 2002, the Partnership has no future rents due under noncancellable lease agreements.


NOTE  3  -  EQUIPMENT
---------------------

During the quarter ended June 30, 2002, the Partnership sold all of its remaining equipment resulting in a net gain of $22,834.

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

During the second quarter of 2002, the Partnership received $334,918 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $334,918 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense" in the Statement of Operations. At June 30, 2002, the General Partner believes that the net carrying value of the loan receivable is appropriate.

The summarized unaudited financial information for Echelon Residential Holdings as of and for the six month periods ended June 30, 2002 and 2001, respectively, is as follows:


                                            2002           2001
                                        -------------  ------------
Total assets                            $ 94,423,115   $79,159,776
Total liabilities                       $107,902,966   $85,455,528
Minority interest                       $  1,108,573   $ 1,782,982
Total deficit                           $(14,588,424)  $(8,078,734)

Total revenues                          $  1,430,874   $ 1,705,679
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  4,061,173   $ 5,924,774
Net loss                                $ (2,630,299)  $(4,219,095)



NOTE  5  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

As a result of an exchange in 1997, the Partnership became the beneficial owner of 34,144 shares of Semele common stock and holds a beneficial interest in a note from Semele (the "Semele Note") of $771,450. The Semele Note matures in April 2003 and bears an annual interest rate of 10% with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Partnership recognized interest income of $38,255 related to the Semele Note during each of the six month periods ended June 30, 2002 and 2001.
The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Partnership decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $7,745. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the General Partner determined that the decline in market value of its investment in Semele common stock was other-than-temporary. As a result, on March 31, 2001, the Partnership wrote down the carrying value of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31,
2001) resulting in a loss of $27,742 in the six months ended June 30, 2001. An additional write-down of the investment in Semele common stock occurred in December 31, 2001.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Equipment management fees        $    473  $  1,266
Administrative charges             72,241    35,634
Reimbursable operating expenses
   due to third parties            73,492   155,376
                                 --------  --------

          Total                  $146,206  $192,276
                                 ========  ========



All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2002, the Partnership was owed $2,239 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.

NOTE  7  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.
-------

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement. See further discussion of the Revised Settlement in
Note  8  -  Subsequent  Events.

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

The Partnership has received and recorded approximately $120,000 in the first quarter of 2002, as its share of the $2,100,000 payment. The Partnership has not yet received or recorded its share of the $400,000 from the insurance proceeds. In addition, the Partnership recognized $184,576 as income in the fourth quarter of 2001 that had been held in escrow pending the resolution of the litigation.


NOTE  8  -  SUBSEQUENT  EVENTS
------------------------------

As of August 9, 2002, the Partnership has sold all of its equipment and transferred its remaining cash and non-cash assets to the American Income Partners V-A Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Liquidating Trust is in the process of distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of American Income Partners V-A Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the performance and liquidation of the Partnership's remaining non-equipment assets.

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, Equis Financial Group Limited Partnership ("EFG") has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings LLC ("Echelon Residential Holdings") for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement.

As of August 9, 2002, the Partnership has sold all of its equipment and transferred its remaining cash and non-cash assets to the American Income Partners V-A Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Liquidating Trust is in the process of distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele Group Inc. ("Semele"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange
Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company.


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

Asset lives and depreciation method: The Partnership's primary business involved
------------------------------------
the purchase and subsequent lease of long-lived equipment. The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

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


Results  of  Operations
-----------------------

For the three and six month periods ended June 30, 2002, the Partnership recognized lease revenue of $420 and $7,071, respectively, compared to $8,505 and $25,326, respectively, for the same periods in 2001. The decrease in lease revenue between 2001 and 2002 resulted primarily from renewal lease term expirations and the sale of equipment. During the second quarter of 2002, the Partnership sold all of its remaining equipment.

Interest income for the three and six month periods ended June 30, 2002 was $21,159 and $42,286, respectively, compared to $23,919 and $135,368, respectively, for the same periods in 2001. Interest income is generated principally from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele Group.

Interest income included $19,022 and $38,255 during both the three and six months ended June 30, 2002 and 2001, respectively, earned on a note receivable from Semele. The note receivable from Semele is scheduled to mature in April 2003.

Interest income also included $85,858 during the six months ended June 30, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership ceased accruing interest on this loan, effective April 1, 2001. See further discussion below.

In the fourth quarter of 2001, a court judgment was entered in favor of the Partnership and certain affiliates related to the litigation with Transmeridian Airlines. The Partnership received settlement proceeds of approximately $120,000 from the defendants in March 2002, which was recognized as other income in the first quarter of 2002.

During the six months ended June 30, 2002 and 2001, the Partnership sold fully depreciated equipment to existing lessees and third parties, resulting in net gains, for financial statement purposes, of $22,834 and $16,080, respectively. As of June 30, 2002, the Partnership owned no equipment.

The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of any gain or loss reported in the financial statements may not necessarily be indicative of the total residual value the Partnership achieved from leasing the equipment.

Management fees were $140 and $473, respectively, for the three and six months ended June 30, 2002 compared to $425 and $1,266, respectively, for the same periods in 2001. Management fees are based on 5% of gross lease revenue generated by operating leases.

Operating expenses were $90,220 and $145,733, respectively, for the three and six month periods ended June 30, 2002, compared to $95,227 and $191,010, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit and approximately $27,000 related to other ongoing litigation. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and other remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may have been incurred in connection with equipment being remarketed.

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

During the second quarter of 2002, the Partnership received $334,918 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $334,918 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense" in the Statement of Operations.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $27,742.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Historically, the Partnership's principal source of cash from operations was provided by the collection of periodic rents, however, beginning in 1999 the principal source of such cash has generally resulted from the receipt of interest income. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $275,723 for the six months ended June 30, 2002 and a net cash outflow of $607,428 for the six months ended June 30, 2001. The cash inflow in 2002 is primarily the result of the receipt of approximately $335,000 of interest earned on the loan receivable from Echelon Residential Holdings and approximately $120,000 of litigation settlement proceeds. The net cash outflow in 2001 primarily reflected the payment of a litigation settlement and related legal fees, which had been accrued in 2000.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2002 and 2001, the Partnership realized equipment sale proceeds of $22,834 and $16,080, respectively. At June 30, 2002, no future minimum lease payments were due and all remaining equipment was sold.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. During the quarter ended June 30, 2002, the Partnership received a partial payment of the interest due on this loan as discussed above.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that structuring the loan this way may be in violation of the prohibition against loans to affiliates in the Partnership Agreements.

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

The exchange in 1997 involved the sale by five partnerships and certain other affiliates of their beneficial interests in three cargo vessels to Semele in exchange for cash, Semele common stock and the Semele Note. At the time of the transaction, Semele was a public company unaffiliated with the general partners and the partnerships. Subsequently, as part of the exchange transaction, Semele solicited the consent of its shareholders to, among other things, engage EFG to provide administrative services and to elect certain affiliates of EFG and the general partners as members of the board of directors. At that point, Semele became affiliated with EFG and the general partners. Since the Semele Note was received as consideration for the sale of the cargo vessels to an unaffiliated party and the extension of the maturity of the Semele Note is documented in an amendment to the existing Semele Note and not as a new loan, the general partners of the owner partnerships do not consider the Semele Note to be within the prohibition in the Partnership Agreements against loans to or from the general partner and its affiliates. Nonetheless, the extension of the maturity date might be construed to be in violation of the making of a loan to an affiliate of the general partner in violation of the Partnership Agreements.

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable equity securities classified as available-for-sale are carried at fair value. During the six months ended June 30, 2002, the Partnership decreased the carrying value of its investment in Semele common stock to $1.66 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to June 30, 2002), resulting in an unrealized loss of $7,745. This loss was reported as a component of comprehensive income included in the Statement of Changes in Partners' Capital.

At March 31, 2001, the Partnership determined that the decline in the market value of its investment in Semele common stock was other than temporary. As a result, the Partnership wrote down the cost of the Semele common stock to $3.3125 per share (the quoted price of the Semele stock on the NASDAQ SmallCap Market on the date the stock traded closest to March 31, 2001), for a realized loss in the six months ended June 30, 2001 of $27,742.

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

There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket equipment upon lease expiration. In addition, the Partnership has retained funds in connection with the Class Action Lawsuit.

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

Cash distributions when paid to the Recognized Owners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be primarily dependent upon the proceeds realized from the liquidation of the Partnership's remaining assets offset by the associated costs of such liquidation and dissolution of the Partnership.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

As of August 9, 2002, the Partnership has sold all of its equipment and transferred its remaining cash and non-cash assets to the American Income Partners V-A Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Liquidating Trust is in the process of distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently has a stated fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2002 was not material.

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

  Item 2.     Changes in Securities
              Response:  None

  Item 3.     Defaults upon Senior Securities
              Response:  None

  Item 4.     Submission of Matters to a Vote of Security Holders
              Response:  None

  Item 5.     Other Information
              Response:  None

  Item 6(a).  Exhibits
              Response:

              Exhibit 2.13
              Amendment to Subsection 2.2 (f) of the Revised Stipulation of Settlement dated January 29, 2002

              Exhibit 2.14
              Plan of Liquidation and Dissolution dated July 18, 2002

              Exhibit 2.15
              Account Agency Agreement between Equis Financial Group
              Limited Partnership and Wilmington Trust Company, dated Apr

              Exhibit 2.16
              Liquidating Trust Agreement between the Partnership and
              Wilmington Trust Company dated July 18, 2002

              Exhibit 99.1
              Certification Pursuant to 18 U.S. C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of

              Exhibit 99.2
              Certification Pursuant to 18 U.S. C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of


  Item 6(b).  Reports on Form 8-K

              Form 8-K dated July 18, 2002 to include the Court approved settlement of the Class Action Lawsuit.

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



                AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP


By:         AFG  Leasing  IV  Incorporated,  a  Massachusetts
              corporation  and  the  General  Partner  of
              the  Registrant.


By:        /s/  Michael  J.  Butterfield
           -----------------------------
             Michael  J.  Butterfield
             Treasurer  of  AFG  Leasing  IV  Incorporated
             (Duly  Authorized  Officer  and
             Principal  Financial  and  Accounting  Officer)


Date:     August  14,  2002
          -----------------