Form 10-Q
period 2002-09-30
AMERICAN INCOME PARTNERS V A LTD PARTNERSHIP
filed 2002-11-14
CIK 847557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

             For the quarterly period ended      September 30, 2002
                                            -----------------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-18364


       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


   Delaware                                                        04-3057303
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

             c/o Wilmington Trust Company, 1100 North Market Street,
    Wilmington, Delaware                                                19890
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

American  Income  Partners  V-A  Limited  Partnership
1050  Waltham  Street,  Suite  310,  Lexington,  MA
---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
   -----

       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                                         Page
                                                                                       ----
     Item 1. Financial Statements

                Statement of Net Assets in Liquidation at September 30, 2002              3

                Statement of Changes in Net Assets in Liquidation (Liquidation Basis)
                for the period July 18, 2002 (Inception) through September 30, 2002       4

                Notes to the Financial Statements                                         5

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                  11

     Item 4. Controls and Procedures                                                     12

PART II. OTHER INFORMATION:

     Item 1 - 6                                                                          13

       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

                    STATEMENT OF NET ASSETS IN LIQUIDATION AT
                               SEPTEMBER 30, 2002

                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                  $  445,264
Rents receivable                                2,220
Accounts receivable - affiliate               119,504
Interest receivable - affiliate                19,445
Net assets due from the Partnership            88,567
Other assets                                   23,880
Interest receivable - loan                    407,960
Loan receivable                             1,825,082
Note receivable - affiliate                   771,450
Investment securities - affiliate              51,216
                                           ----------

      Total assets                         $3,754,588
                                           ==========


LIABILITIES AND NET ASSETS IN LIQUIDATION

Accrued liabilities                        $  201,558
                                           ----------

Net assets in liquidation                  $3,553,030
                                           ==========






















   The accompanying notes are an integral part of these financial statements.

       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

      STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
       FOR THE PERIOD JULY 18, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2002

                                   (UNAUDITED)



Net assets at July 18, 2002                      $        0

Transfer of net assets at liquidation basis       3,588,009

Net income from operations                           59,384

Distributions                                       (94,363)
                                                 -----------

Net assets in liquidation at September 30, 2002  $3,553,030
                                                 ===========





































   The accompanying notes are an integral part of these financial statements.

                                     ------


       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)


NOTE  1  -  ORGANIZATION
------------------------

American Income Partners V-A Limited Partnership Liquidating Trust (the "Trust") was formed as of July 18, 2002 pursuant to a Liquidating Trust Agreement of the same date by and between Wilmington Trust Company, as Trustee (the "Trustee") and American Income Partners V-A Limited Partnership, a Massachusetts limited partnership (the "Partnership"). In accordance with the terms of the settlement of the class and derivative action lawsuit entitled Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al. (the "Settlement") and pursuant to a Plan of Liquidation and Dissolution dated as of July 18, 2002, the Partnership dissolved and transferred all of its remaining assets and liabilities to the Trust, including a $494,374 cash reserve set aside for the estimated contingent liabilities of the Partnership and the Trust. From and after July 18, 2002, unitholders of the Partnership are deemed to be pro rata beneficial interest holders in the Trust. Pursuant to the terms of the Liquidating Trust Agreement, the Trust shall complete the liquidation and distribution of the assets and the satisfaction or discharge of the liabilities of the Partnership.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The Trust's financial statements have been prepared on a liquidation basis of accounting, in accordance with accounting principles generally accepted in the United States and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the financial statements and related footnotes presented in the 2001 Annual Report (Form 10-K) of the Partnership. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report of the Partnership included in Form 10-K.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation at September 30, 2002.

In the opinion of the Trust, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the net assets in liquidation at September 30, 2002 and the changes in net assets in liquidation for the period July 18, 2002 through September 30, 2002 have been made and are reflected in the accompanying financial statements.

The net adjustment required to convert from the going concern (historical cost) basis of accounting to the liquidation basis of accounting was an increase in net assets of $213,795. This amount is reflected in the transfer of net assets at liquidation basis in the Statement of Changes in Net Assets in Liquidation. Significant changes in the carrying value of assets and liabilities are summarized as follows:


Increase in loan and interest receivable (Note 4)       $ 234,291
Increase in investment securities - affiliate (Note 5)    119,504
Adjustment to accrued expenses                             60,000
Estimated liquidation costs                              (200,000)
                                                        ----------

Total adjustment to liquidation basis                   $ 213,795
                                                        ==========




NOTE  3  -  NET  ASSETS  DUE  FROM  THE  PARTNERSHIP
----------------------------------------------------
At September 30, 2002, there was approximately $88,567 of cash, representing the remaining net assets of the Partnership. This amount was transferred to the Trust in November 2002.

NOTE  4  -  LOAN  RECEIVABLE
----------------------------
On or prior to July 18, 2002, Equis Financial Group Limited Partnership ("EFG") agreed to buy a loan, presently held by the Trust, made by the Partnership to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). Pursuant to the terms of the Settlement, EFG agreed to purchase the loan on or before December 31, 2002 for its original principal value of $2,160,000, less any amounts previously paid, together with interest accruing at an annual rate of 7.5%. This loan was originally made to Echelon Residential Holdings by the Partnership together with loans made by ten other affiliated partnerships. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. In connection with the loan, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC. The loan had a term of 30 months and matured on September 8, 2002. The loan bore an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and was payable at maturity. The loan and related accrued interest were increased to their estimated net realizable amounts during the Partnership's adjustment to liquidation accounting in the amount $234,291, which is reflected in the amount of net assets transferred into the Trust. In accordance with the Settlement and in anticipation of the purchase of the loan by EFG, The Trust has agreed not to foreclose or initiate foreclosure procedures on the loans and believes the net carrying value of the loan receivable is appropriate.
The Trust has been provided with the summarized unaudited financial information for Echelon Residential Holdings as of and for the nine month periods ended September 30, 2002 and 2001, respectively, as follows:


                                            2002           2001
                                        -------------  -------------
Total assets                            $ 90,565,683   $ 81,508,282
Total liabilities                       $111,989,048   $ 89,882,493
Minority interest                       $  1,491,036   $  1,688,330
Total deficit                           $(22,914,401)  $(10,062,541)

Total revenues                          $  6,608,783   $  9,371,321
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $ 13,818,589   $ 15,574,223
Net loss                                $ (7,209,806)  $ (6,202,902)




NOTE  5  -  INVESTMENT  SECURITIES  -  AFFILIATE AND NOTE RECEIVABLE - AFFILIATE
--------------------------------------------------------------------------------

The Trust is the indirect beneficial owner of 34,144 shares of Semele Group Inc. ("Semele") common stock and a note from Semele (the "Semele Note") in the amount of $771,450. The Semele Note matures in April 2003 and bears an annual interest rate of 10%, with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $15,641 related to the Semele Note during the period July 18, 2002 through September 30, 2002.
In accordance with the terms of the Settlement, EFG, or a related party, has agreed to purchase at least 30% of the aggregate principal amount of Semele Note and the related accrued interest by December 31, 2002 from the Trust. In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts. During the period ended September 30, 2002, the Trust decreased the carrying value of its investment in Semele common stock from $1.66 per share to $1.50 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2002), resulting in a realized loss of $5,463. This loss is reported as a component of the net income from operations in the Statement of Changes in Net Assets in Liquidation.

Pursuant to the terms of the Settlement, EFG has agreed that it will pay the difference between $5.00 per share and the average purchase price per share of Semele common stock sold, if lesser, through the period ending June 30, 2003. Accordingly, the Trust has accrued the amount due of $119,504 as accounts receivable - affiliate at September 30, 2002.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

During the liquidation process, certain operating expenses incurred by the Trust are paid by EFG in its role as manager to the Trust. EFG is reimbursed by the Trust at its actual cost for such expenditures. Fees and other costs incurred during the period July 18, 2002 through September 30, 2002, which were paid or accrued by the Trust to EFG or its affiliates, were $21,527 of administrative charges.

All rents and proceeds from the sale of equipment owned by the Trust are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2002, the Trust was not owed any amounts from EFG.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.

In accordance with the liquidation basis of accounting, the Trust recorded an accrual during the period ended September 30, 2002 for the estimated costs expected to be incurred to liquidate the Partnership. Included in these estimated liquidation costs was approximately $48,000, expected to be payable to the general partner and its affiliates during the anticipated remaining liquidation period.

       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

General
-------

Certain statements in this quarterly report of American Income Partners V-A Limited Partnership Liquidating Trust (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein.


Liquidity  and  Capital  Resources
----------------------------------

The Trust was formed as of July 18, 2002. In accordance with the Settlement and pursuant to a Plan of Liquidation and Dissolution dated as of July 18, 2002, the Partnership dissolved and transferred all of its remaining assets and liabilities to the Trust, including a $494,374 cash reserve set aside for contingent liabilities of the Partnership and the Trust. From and after July
18, 2002, unitholders of the Partnership are deemed to be pro rata beneficial interest holders in the Trust. Pursuant to the terms of the Liquidating Trust Agreement, the Trust shall complete the liquidation and distribution of the assets and the satisfaction or discharge of the liabilities of the Partnership.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation at September 30, 2002.

In accordance with the Settlement, on or prior to July 18, 2002, Equis Financial Group Limited Partnership ("EFG") agreed to buy a loan, presently held by the Trust, made by the Partnership to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). EFG agreed to purchase the loan on or before December 31, 2002 for its original principal value of $2,160,000, less any amounts previously paid, together with interest accruing at an annual rate of 7.5%. This loan was originally made to Echelon Residential Holdings by the Partnership together with loans made by ten other affiliated partnerships. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. In connection with the loan, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC. The loan had a term of 30 months and matured on September 8, 2002. The loan bore an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and was payable at maturity. The loan and related accrued interest were increased to their estimated net realizable amounts during the Partnership's adjustment to liquidation accounting in the amount $234,291, which is reflected in the net assets transferred into the Trust.

The loan to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk that EFG will not buy the loan in accordance with the Settlement and the risk of default by Echelon Residential Holdings. The ability of Echelon Residential Holdings to make loan payments and the amount the Trust may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. The Trust periodically evaluates the collectibility of the loan's contractual principal and interest and the existence of loan impairment indicators.

At September 30, 2002, the Trust has agreed not to foreclose or initiate foreclosure procedures on the loans and believes the net carrying value of the loan receivable is appropriate.

The Trust is the indirect beneficial owner of 34,144 shares of Semele Group Inc. ("Semele") common stock and a note from Semele (the "Semele Note") in the amount of $771,450. The Semele Note matures in April 2003 and bears an annual interest rate of 10%, with mandatory principal reductions prior to maturity, if and to the extent that net proceeds are received by Semele from the sale or refinancing of its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust recognized interest income of $15,641 related to the Semele Note during the period July 18, 2002 through September 30, 2002.
EFG, or a related party, has agreed to purchase at least 30% of the aggregate principal amount of Semele Note and the related accrued interest by December 31, 2002 from the Trust. There is a risk that EFG will not purchase such percentage of the Semele Note in accordance with the terms of the Settlement.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts. During the period ended September 30, 2002, the Trust decreased the carrying value of its investment in Semele common stock from $1.66 per share to $1.50 per share (the quoted price of Semele stock on the OTC Bulletin Board on the date the stock traded closest to September 30, 2002), resulting in a realized loss of $5,463. This loss is reported as a component of the net income from operations in the Statement of Changes in Net Assets in Liquidation.

Pursuant to the terms of the Settlement, EFG has agreed that it will pay the difference between $5.00 per share and the average purchase price per share of Semele common stock sold, if lesser, through the period ending June 30, 2003. Accordingly, the Trust has accrued the amount due of $119,504 as accounts receivable - affiliate at September 30, 2002. There is a risk that EFG will not pay such amounts in accordance with the terms of the Settlement.

The Semele Note and the Semele common stock are subject to a number of risks including, Semele's ability to make loan payments which is dependent upon the liquidity of Semele and primarily Semele's ability to sell or refinance its principal real estate asset consisting of an undeveloped 274-acre parcel of land near Malibu, California. The Trust has been advised that the market value of the Semele common stock has generally declined since the Partnership's initial investment in 1997. The market value of the stock could decline in the future. The Trust has been advised that Gary D. Engle, President and Chief Executive Officer of EFG and Equis Corporation and a Director of the former General Partner of the Partnership is Chairman and Chief Executive Officer of Semele and James A. Coyne, Executive Vice President of EFG is Semele's President and Chief Operating Officer. The Trust has been advised that Mr. Engle and Mr. Coyne are both members of the Board of Directors of, and own significant stock in, Semele.

A cash distribution of $94,363 was paid to the beneficial interest holders of the Trust on August 18, 2002. In any given year, it is possible that beneficial interest holders in the Trust will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the beneficial interest holders in the Trust adequate to cover any tax obligation.

Cash distributions when paid to the beneficial interest holders in the Trust generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment.
Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be primarily dependent upon the proceeds realized from the liquidation of the Trust's remaining assets offset by the associated costs of such liquidation and dissolution of the Trust.

The Trust has been advised that the Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. The Trust has been advised that such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the treatment of unrealized gains or losses on investment securities for book and tax purposes.

Results  of  Operations
-----------------------

The Liquidating Trust Agreement gives the Trust authority to liquidate the remaining assets of the Trust in an orderly manner. As a result of the liquidation, operations are being accounted for on a liquidation basis in accordance with generally accepted accounting principles and the net income from operations was $59,384 for the period July 18, 2002 through September 30, 2002.


Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Trust to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Trust reviews these estimates and assumptions including those related to revenue recognition, asset lives, allowance for doubtful accounts, allowance for loan loss, impairment of long-lived assets and contingencies. These estimates are based on the Trust's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Trust believes, however, that the estimates, including those for the above-listed items, are reasonable.

The Trust believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Allowance  for  loan  losses:       The  Trust  periodically  evaluates  the
----------------------------
collectibility  of  the  loan's  contractual  principal  and  interest  and  the
----------
existence  of  loan  impairment  indicators,  including contemporaneous economic
--------
conditions,  situations  which  could affect the borrower's ability to repay its
----
obligation, the estimated value of the underlying collateral, and other relevant
--
factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Trust will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the Trust of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Contingencies  and  litigation:  The  Trust  is  subject  to  legal  proceedings
-------------------------------
involving  ordinary  and  routine  claims related to its business.  The ultimate
-------
legal  and  financial liability with respect to such matters cannot be estimated
---
with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Trust may be required to adjust amounts recorded in its financial statements.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

Pursuant to the terms of the Settlement, EFG has agreed to buy the loan to Echelon Residential Holdings no later than December 31, 2002, at face value plus interest at 7.5% per annum less any previously paid amounts. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Trust for the period July 18, 2002 through September 30, 2002 was not material.

Item  4.  Controls  and  Procedures
-----------------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Trust's Chief Executive Officer and Chief Financial Officer have concluded that the Trust's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Trust's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



     Item  1.     Legal  Proceedings
     .     Response:  None

     Item  2.     Changes  in  Securities
     .     Response:  None

     Item  3.     Defaults  upon  Senior  Securities
     .     Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
     .     Response:  None

     Item  5.     Other  Information
     .     Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 4 Liquidating Trust Agreement between the Partnership and Wilmington Trust Company dated July 18, 2002 was filed in the Partnership's June 30, 2002 Quarterly Report as Exhibit 2.16 and is incorporated herein by reference

Exhibit 10.1 Appointment Agreement between Wilmington Trust Company, as Trustee and not Individually, of the Liquidating Trusts, and Equis Corporation, as Manager, dated November 13, 2002

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Item  6(b).     Reports  on  Form  8-K
Response  :  None

                                 SIGNATURE PAGE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       AMERICAN INCOME PARTNERS V-A LIMITED PARTNERSHIP LIQUIDATING TRUST


By:        Equis Corporation, as Manager of the Trust, under a Liquidating Trust
Agreement dated as of July 18, 2002, Wilmington Trust Company, as Trustee and not Individually


By:        /s/  Wayne  E.  Engle
           ---------------------
             Wayne  E.  Engle
             Vice  President
             (Duly  Authorized  Officer  and
             Chief  Financial  Officer)


Date:     November  14,  2002
          -------------------

CERTIFICATION:


I,  Gary  D.  Engle,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of American Income Partners V-A Limited Partnership Liquidating Trust (the "Trust");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle
President  (Chief  Executive  Officer)
Equis Corporation, as Manager of the Trust, under a Liquidating Trust Agreement dated as of July 18, 2002, Wilmington Trust Company, as Trustee and not Individually

Date:  November  14,  2002

CERTIFICATION:


I,  Wayne  E.  Engle,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of American Income Partners V-A Limited Partnership Liquidating Trust (the "Trust");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/  Wayne  E.  Engle
---------------------
Wayne  E.  Engle
Vice  President  (Chief  Financial  Officer)
Equis Corporation, as Manager of the Trust, under a Liquidating Trust Agreement dated as of July 18, 2002, Wilmington Trust Company, as Trustee and not Individually

Date:  November  14,  2002

                                  Exhibit Index


10.1  Appointment  Agreement  between  Wilmington  Trust  Company  and  Equis
Corporation

99.1  Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act

99.2  Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes
-  Oxley  Act